Form 10-K
period 2021-12-31
DUET Acquisition Corp.
filed 2022-03-30
CIK 1890671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41237

DUET ACQUISITION CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2744116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

V03-11-02, Designer Office. V03, Lingkaran SV, Sunway Velocity, Kuala Lumpur, Malaysia	55100
(Address of Principal Executive Office)	(Zip Code)

+60-3-9201-1087

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	DUETU	The Nasdaq Global Market LLC

Class A Common Stock, $0.0001 par value per share	DUET	The Nasdaq Global Market LLC

Redeemable Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	DUETW	The Nasdaq Global Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 15, 2022, 11,257,500 shares of Class A common stock, $0.0001 per share par value, and 2,156,250 shares of Class B common stock, $0.0001 par value, were issued and outstanding, respectively. No securities were held by nonaffiliates as of the end of the second quarter.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

This Annual Report contains statements that constitute forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	our disclosure controls and procedures and internal control over financial reporting and any material weaknesses of the foregoing;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this Annual Report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

● If we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

● Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

● The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

● The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

● The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

● The requirement that we complete an initial business combination within the period to consummate the initial business combination may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

● We may not be able to complete an initial business combination within the period to consummate the initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.15 per unit, or less than such amount in certain circumstances.

● If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their respective affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

● If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

● You will not be entitled to protections normally afforded to investors of many other blank check companies.

● Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

● The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

● Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

● We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

● Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

● Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

● Our sponsor paid an aggregate of $25,000, or approximately $0.012 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock.

● Since our sponsor paid only approximately $0.012 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

● We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

● Past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us, “and “our” refer to DUET Acquisition Corp.

Overview

We are a newly-organized blank check company incorporated in September 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to this offering. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background and to capitalize on the ability of our management team to identify and acquire a business focusing on sectors where our management team has extensive experience. There is no restriction on the geographic location of targets we can pursue; however, we expressly disclaim any intent to and will not consummate a business combination with a target business located in China or Hong Kong. Sectors we plan on exploring include, but are not limited to, middle market “enabling technology” companies.

Our management team is led by our Co-Chief Executive Officers, Yeoh Oon Lai and Dharmendra Magasvaran.

Mr. Yeoh has been serving as Co-Chief Executive Officer of DUET Acquisition Corp. since November 2021. Prior to this, Mr. Yeoh has served in multiple C Level roles in consumer retail and entertainment with a stellar track record in commercial leadership and extensive multi-category, multi-format, and channel experience. He brings over two decades of deep strategic and operational experience in the consumer industry to the Company’s management team. Mr. Yeoh was the Chief Executive Officer of TGV Cinemas from September 2017 to August 2020 (a leading cinema chain under the Usaha Tegas Group owned by Ananda Krishnan). During his tenure, for the fiscal years of 2018 and 2019, TGV Cinemas attained its highest levels of revenue and profitability in its twenty-five-year history, whilst accelerating a transformative digital and technology strategy. Mr. Yeoh served as Chief Executive Officer of FJ Benjamin (M) (a specialty retail group in Southeast Asia) from November 2012 to April 2017, overseeing a portfolio of notable brands across the fashion to luxury spectrum (Guess, Superdry, Gap, Banana Republic, La Senza, Celine, Loewe, Marc Jacobs, and Bell & Ross). During this period, as the SEA Superdry head, he spearheaded the successful multi-market launch of Superdry in three Southeast Asia territories—Malaysia, Singapore and Indonesia. From February 2010 to November 2012, Mr. Yeoh was the Country Head of Esprit de Corp (M), a global apparel brand with a long history in Asia. His tenure resulted in three years of record profitability for the local subsidiary. As the Country Head and Managing Director of Fossil Time (M) from November 2006 to February 2010, Mr. Yeoh led the pioneering team which built the Fossil retail business locally and was recognized as the best operating subsidiary in Asia in 2009 within the Fossil Asia Group. Mr. Yeoh earned a BBA in Finance from the University of Texas at Austin and was also an ASEAN scholar during his early education in Singapore.

Mr. Magasvaran has been serving as Co-Chief Executive Officer of DUET Acquisition Corp. since November 2021. Previously, Mr. Magasvaran had been serving as a partner for Deloitte Digital South East Asia (SEA) and a Digital Leader within the Deloitte Consulting SEA firm from September 2017 until July 2021. Given his strong consulting pedigree and 22-year tenure in the consulting & digital business, he was, and is still, a digital coach to senior business leaders helping them create value from digital and data disruption. He has helped grow the digital practice to a triple-digit sized team with a direct multi-million dollar revenue at highly profitable margins. The team’s transformation offerings span across digital value chain, covering digital strategy, customer experience, content, commerce, marketing services and digital delivery. He architects and implements ground-breaking digital solutions for clients. Recent client successes include helping a banking client digitally transform their wholesale banking capability, an oil & gas major to leverage sales and servicing to drive further top line growth and synergies across their business, a new digital proposition for a global multinational bank with a unique and differentiated route to market, driving transformation for corporate banking b2b service efficiency, helping a healthcare provider embark on a digital transformation journey, helping a bank design, build and launch a new digital business offering across two markets, helping an industrial products client extend its market reach leveraging digital marketing and commerce capabilities to enhance partner experience, lower cost to serve to ensure economical scaling of reach and providing 1:1 partner marketing opportunities to drive further partner intimacy. Mr. Magasvaran is a digital thought leader driving the latest thinking across “Digital Transformation,” “Marketing as a Service,” and “Omnichannel Commerce.” Mr. Magasvaran served in various roles with Accenture from November 1999 until April 2017. In his final role with Accenture, he was the managing director for Accenture Interactive SEA from December 2012 until April 2017, helping drive similar capability, practice and business builds in the region. He made managing director in Accenture in 2012, after an accelerated 12-year career at Accenture. At Accenture, client successes included helping a telco redefine customer experience through a digital reinvention of the telco store, helping one of the largest coffee retailers “think and go” digital, digital salesforce enablement of a life sciences company, rejuvenating an airlines digital sales and servicing ecosystem and launch of Asia’s first internet television proposition.Mr. Magasvaran graduated from Imperial College, London in 1999 with a BEng 1st Class Honours degree in Information Systems Engineering.

The Company’s sponsor is DUET Partners LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2022. On January 24, 2022, the Company consummated its Initial Public Offering of 8,625,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $86,250,000 (see Note 6) (the “Initial Public Offering”). The Company granted the underwriter a 45-day option to purchase up to an additional 1,125,000 Units at the Initial Public Offering price to cover over-allotments, if any.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 390,000 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $3,900,000 (the “Private Placement”).

Subsequently, on January 24, 2022, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units occurred (the “Over-allotment Option Units”). The total aggregate issuance by the Company of 1,125,000 units at a price of $10.00 per unit resulted in total gross proceeds of $11,250,000. On January 24, 2022, simultaneously with the sale of the Over-allotment Option Units, the Company consummated the private sale of an additional 33,750 Placement Units, generating gross proceeds of $337,500. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $87,543,750 comprised of the proceeds from the Offering and the proceeds of private placements that closed on January 24, 2022, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account established for the benefit of the Company’s public stockholders.

Our Business Strategy

While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search on industries that complement our management team’s background and to capitalize on the ability of our management team to identify and acquire a business, focusing on middle market “enabling technology” companies. Our objective is to focus on middle market and emerging growth businesses operating with a total enterprise value from $200 million to $2 billion, which may be located throughout the world.

We believe that acquiring a leading high-growth technology company or assets in middle market “enabling technology” companies will provide a platform to fund consolidation and fuel growth for our company. There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize the Asia-Pacific region as the geographical focus; however, we expressly disclaim any intent to and will not consummate a business combination with a target business located in China or Hong Kong.

We believe that there is a large pool of quality initial business combination targets looking for exit opportunities with an increasing number of private equity (or PE) and venture capital (or VC) activities in the certain regions, which provides us opportunities given what we believe are the limited exit options for mid-market companies in the region. Also, we believe that the technology and tech enabled industries represent a particularly attractive deal sourcing environment that will allow us to leverage our team’s skill sets and experience to identify an initial business combination which can potentially serve as a strong platform for future add-on acquisitions.

Given COVID-19, there has been a profound disruption in the global economy with many companies struggling to adapt to the constraints of operating in a COVID environment and the ensuing paradigm shift in consumer behavior and preferences. Technology has proven to be an essential enabler, with companies adapting and developing technology and digital ecosystems as they pivot to survive and compete in a new normal environment.

We will pursue an initial business combination target, identifying either a company with an ability to make the “technology leap” as the pathway to sustained growth and/ or related “change maker” enabling technology companies with a significant Asia-Pacific presence or compelling Asia-Pacific potential.

The intersection of middle market companies and technology complements the expertise of our management team. We will seek enterprises that offer a differentiated value proposition that delivers greater meaning and relevance to the modern customer. These enterprises will likely possess unique digital and technology propositions thereby creating a strong barrier to entry. Combined with a large addressable market, the pathway for sustainable growth and profitability is ripe for the taking.

Our Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Target Size: Consistent with our investment thesis as described above, we plan to target businesses with total enterprise values ranging from $200 million to $2 billion in the technology industry, specifically middle market “enabling technology” companies.

●	Businesses with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Businesses with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

●	Strong Management. We will seek companies with strong management teams already in place. We will spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly-traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

●	Appropriate Valuations and Upside Potential. We intend to apply rigorous, criteria-based, disciplined, and valuation-centric metrics. We intend to acquire a target on terms that we believe provide significant upside potential while seeking to limit risk to our investors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Corporate Information

Our executive offices are located at V03-11-02, Designer Office. V03, Lingkaran SV, Sunway Velocity, Kuala Lumpur, 55100, and our telephone number is +60-3-9201-1087.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC and declared effective by the SEC on January 24, 2022.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at V03-11-02, Designer Office. V03, Lingkaran SV, Sunway Velocity, Kuala Lumpur, 55100, and our telephone number is +60-3-9201-1087. We have agreed to pay DUET Partners LLC, a total of $10,000 per month for office space, utilities and secretarial and administrative support and the use of this office location is included in such $10,000 monthly payment. As of December 31, 2021 no amounts have been paid. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our units, public shares and public warrants are each traded on the Nasdaq Global Market under the symbols “DUETU,” “DUET,” and “DUETW,” respectively. Our units commenced public trading on January 19, 2022, and our public shares and public warrants commenced separate public trading on March 14, 2022. Our Class B common stock is not listed on any exchange.

As of March 27, 2022, there were four holders of record of shares of our common stock and one holder of record of our public warrants. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

As previously reported, on January 24, 2022, DUET Acquisition Corp. (the “Company”) completed its initial public offering (the “Offering”) of 8,625,000 units (“Units”). Each Unit consisting of one Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one common stock at an exercise price of $11.50 per whole share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-261494). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000.

Subsequently, on January 24, 2022, the underwriters exercised the over-allotment option in full and the closing of the issuance and sale of the additional Units occurred (the “Overallotment Option Units”). The total aggregate issuance by the Company of 1,125,000 units at a price of $10.00 per unit resulted in total gross proceeds of $11,250,000. On January 24, 2022, simultaneously with the sale of the Overallotment Option Units, the Company consummated the private sale of an additional 33,750 Placement Units, generating gross proceeds of $337,500. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On March 9, 2022, the holders of the Units elected to separately trade the shares of Class A Common Stock and the Warrants comprising the Units commencing on March 14, 2022. Those Units not separated will continue to trade on The Nasdaq Capital Market under the symbol “DUETU,” and the Class A Common Stock and Warrants that are separated will trade on The Nasdaq Capital Market under the symbols “DUET” and “DUETW,” respectively. Holders of Units will need to instruct their brokers to contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, to separate their Units into shares of Class A Common Stock and Warrants.

No payments for our expenses were made in the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except in connection with the repayment of outstanding loans and pursuant to the administrative support agreement disclosed herein which we entered into with our sponsor. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated in Delaware on September 20, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 20, 2021 (inception) through December 31, 2021, we had a net loss of $1,523 which consisted of formation and operational costs of $1,523.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, we lacked the liquidity we needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the audited financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us up to $1,500,000 under Working Capital Loans. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or one year from this filing and therefore substantial doubt has been alleviated. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $25,000 in cash and no cash equivalents as of December 31, 2021.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter will be entitled to a deferred fee of three percent (3.00%) of the gross proceeds of the Offering upon closing of the Business Combination, or $2,587,500. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2021, there were no critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our audited financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Larry Gan Nyap Liou	66	Chairman of the Board of Directors
Yeoh Oon Lai	51	Co-Chief Executive Officer
Dharmendra Magasvaran	44	Co-Chief Executive Officer
Lee Keat Hin	62	Chief Financial Officer
Lim Tian Huat	67	Director
Peter Chia Chon Hian	68	Director
Hendrik “Erik” Stoel	53	Director

Larry Gan Nyap Liou, Chairman of the Board of Directors

Over the last 17 years, Mr. Gan has been an active and strategic investor in eCommerce and digital enterprises. He advocates disruptive business models, mentors start-ups, and operates an extensive business network of entrepreneurs, incubators, consulting professionals, and investment funds. He has led several public offerings and listings on international exchanges. In parallel, he has dedicated his time to corporate governance serving on the Minority Shareholders Watchdog Committee from July 2005 to July 2020 and has assumed Board roles in several public listed companies in Malaysia and abroad.

In the Technology, Media and Online Classifieds space, he served as Chairman of the Board on Redtone International Berhad from June 2006 to October 2009, Diversified Gateway Solutions Berhad from June 2012 to August 2013, Cuscapi Berhad from June 2006 to March 2018, and as a Director of Prestariang Berhad from November 2010 to June 2013, iProperty Ltd (Australia) from July 2007 to October 2009, and Flexiroam Ltd (Australia) from November 2015 to September 2019. During that time, he had a short stint as the Group CEO and Managing Director of Omesti Berhad from August 2013 to December 2015, helping to transform an old traditional IT services and hardware distribution company into an eCommerce enterprise with industry specific technology solutions.

In the Financial Services sector, Mr. Gan had served as Independent Director on the Boards of Ambank Group from June 2006 to December 2014, Hong Leong Insurance from March 2011 to March 2012, and Maybank Investment Bank Berhad from July 2015 to July 2016. He stepped down from the Board of Maybank Investment Bank Berhad to pursue several Fintech ventures.

In the Real Estate and Leisure Sector, Mr. Gan was a long-standing Director at Tanjong PLC UK for 11 years from May 2005 to December 2016 and a Senior Independent Director at Tropicana Corporation Berhad from August 2013 to April 2018.

From December 1978 to December 2004, Mr. Gan had been with Accenture (then Arthur Andersen and later Andersen Consulting), retiring from Accenture in 2004. Over a career span of 26 years, he has consulted on strategic projects for government and multinational corporations and has invested and worked with technologies around the world. Mr. Gan served as a member of the Accenture Global Management Council from September 1997 to May 2004, Managing Partner for Accenture Asia from September 1996 to September 1999, and Managing Partner of Accenture Technology Ventures Asia Pacific from September 1999 to September 2003.

Whilst at Accenture, Mr. Gan also served on several external industry organizations, national consultative bodies, advisory boards of universities, and professional associations. He was Chairman of the Association of Computer Industry Malaysia (PIKOM) from January 1989 to December 1991 and Director of MIMOS Berhad (National Technology Research) from April 1997 to July 2008.

He is presently Chairman of the Board of Rev Asia Berhad, a position he has held since November 2010, Cloudaron Berhad, a position he has held since July 2017, Fatfish Group Ltd, a position he has held since September 2014, and Abelco Investment Group Ltd, a position he has held since January 2020. He is also a Director on the Board of 8Common Ltd, a position he has held since March 2014.

An ardent supporter of the Arts, Education and Sports, Mr. Gan was a National Fencer and President of the Malaysian Fencing Federation from January 1993 to December 2005. He was also the Trustee of the Yayasan Tuanku Nur Zahirah (Queen’s Foundation) from September 2008 to April 2012 and served on the Board of Governors - St Joseph International School Kuala Lumpur from January 2016 to April 2021. He is now on the Council of the Badminton Association of Malaysia, a position he has held since March 2020.

He is a frequent speaker at business seminars and forums and an active contributor of opinions and essays to news dailies and business publications. For over two years, he ran a leadership column in The Edge, a prominent Malaysian business weekly. He has been featured on various leading local and international TV programmes such as Asian Business News, Bloomberg News, Money Matters and Astro In Person.

Mr. Gan has his early education in Malacca and pursued a professional accounting degree with the Association of Chartered Accountants UK. He is a Certified Chartered Accountant (United Kingdom and Malaya).

Yeoh Oon Lai, Co-Chief Executive Officer

Mr. Yeoh has been serving as Co-Chief Executive Officer of DUET Acquisition Corp. since November 2021. Prior to this, Mr. Yeoh has served in multiple C Level roles in consumer retail and entertainment with a stellar track record in commercial leadership and extensive multi-category, multi-format, and channel experience. He brings over two decades of deep strategic and operational experience in the consumer industry to the Company’s management team.

Mr. Yeoh was the Chief Executive Officer of TGV Cinemas from September 2017 to August 2020 (a leading cinema chain under the Usaha Tegas Group owned by Ananda Krishnan). During his tenure, for the fiscal years of 2018 and 2019, TGV Cinemas attained its highest levels of revenue and profitability in its twenty-five-year history, whilst accelerating a transformative digital and technology strategy. Mr. Yeoh served as Chief Executive Officer of FJ Benjamin (M) (a specialty retail group in Southeast Asia) from November 2012 to April 2017, overseeing a portfolio of notable brands across the fashion to luxury spectrum (Guess, Superdry, Gap, Banana Republic, La Senza, Celine, Loewe, Marc Jacobs, and Bell & Ross). During this period, as the SEA Superdry head, he spearheaded the successful multi-market launch of Superdry in three Southeast Asia territories—Malaysia, Singapore and Indonesia. From February 2010 to November 2012, Mr. Yeoh was the Country Head of Esprit de Corp (M), a global apparel brand with a long history in Asia. His tenure resulted in three years of record profitability for the local subsidiary. As the Country Head and Managing Director of Fossil Time (M) from November 2006 to February 2010, Mr. Yeoh led the pioneering team which built the Fossil retail business locally and was recognized as the best operating subsidiary in Asia in 2009 within the Fossil Asia Group.

Mr. Yeoh earned a BBA in Finance from the University of Texas at Austin and was also an ASEAN scholar during his early education in Singapore.

Dharmendra Magasvaran, Co-Chief Executive Officer

Mr. Magasvaran has been serving as Co-Chief Executive Officer of DUET Acquisition Corp. since November 2021. Previously, Mr. Magasvaran had been serving as a partner for Deloitte Digital South East Asia (SEA) and a Digital Leader within the Deloitte Consulting SEA firm from September 2017 until July 2021. Given his strong consulting pedigree and 22-year tenure in the consulting & digital business, he was, and is still, a digital coach to senior business leaders helping them create value from digital and data disruption. He has helped grow the digital practice to a triple-digit sized team with a direct multi-million dollar revenue at highly profitable margins. The team’s transformation offerings span across digital value chain, covering digital strategy, customer experience, content, commerce, marketing services and digital delivery. He architects and implements ground-breaking digital solutions for clients. Recent client successes include helping a banking client digitally transform their wholesale banking capability, an oil & gas major to leverage sales and servicing to drive further top line growth and synergies across their business, a new digital proposition for a global multinational bank with a unique and differentiated route to market, driving transformation for corporate banking b2b service efficiency, helping a healthcare provider embark on a digital transformation journey, helping a bank design, build and launch a new digital business offering across two markets, helping an industrial products client extend its market reach leveraging digital marketing and commerce capabilities to enhance partner experience, lower cost to serve to ensure economical scaling of reach and providing 1:1 partner marketing opportunities to drive further partner intimacy. Mr. Magasvaran is a digital thought leader driving the latest thinking across “Digital Transformation,” “Marketing as a Service,” and “Omnichannel Commerce.”

Mr. Magasvaran served in various roles with Accenture from November 1999 until April 2017. In his final role with Accenture, he was the managing director for Accenture Interactive SEA from December 2012 until April 2017, helping drive similar capability, practice and business builds in the region. He made managing director in Accenture in 2012, after an accelerated 12-year career at Accenture. At Accenture, client successes included helping a telco redefine customer experience through a digital reinvention of the telco store, helping one of the largest coffee retailers “think and go” digital, digital salesforce enablement of a life sciences company, rejuvenating an airlines digital sales and servicing ecosystem and launch of Asia’s first internet television proposition.

Mr. Magasvaran graduated from Imperial College, London in 1999 with a BEng 1st Class Honours degree in Information Systems Engineering.

Lee Keat Hin, Chief Financial Officer

Mr. Lee has been serving as Chief Financial Officer of DUET Acquisition Corp. since November 2021. Mr. Lee also serves as the Principal Consultant cum Director for Proactive Consultancy Sdn Bhd, a private M&A boutique consulting firm he founded in 1995. Proactive specializes in mergers and acquisitions and corporate finance and is known for providing strategic M&A consulting services to turnaround ailing listed companies.

Mr. Lee is currently the Project Director to Hualang Renewable Energy Sdn Bhd, a private company overseeing the acquisition of targeted businesses in the renewable energy sector since his appointment in May 2019. Mr. Lee is also presently a director of privately held Kos Communications Sdn Bhd and Wiramar Resources Sdn Bhd.

From March 2010 to November 2018, Proactive was appointed as consultant to Ho Hup Construction Company Bhd to turn around the public listed company. In November 2014, after exemplary turnaround results were achieved, Mr. Lee was appointed as Director of Corporate Services in Ho Hup to oversee the aggressive acquisition of new assets and the raising of M&A war chest funding.

From July 2014 to August 2017, Proactive was appointed as consultant to Straits Inter Logistics Bhd, which was formerly Raya Industries Berhad, an ailing listed company that aimed to dispose its assets and diversify into the oil trading and bunkering business. From February 2012 to February 2014, Proactive was appointed as advisor to Agromate Holdings Group, the largest Malaysian fertilizer manufacturing group to facilitate a merger exercise with a Japanese conglomerate. From 2011 to 2014, Proactive was appointed as consultant to Formis Group Bhd (now Omesti Bhd), a publicly listed information technology group to provide corporate advisory and M&A services. From April 2005 to November 2011, Mr. Lee was appointed as an independent, non-executive director in publicly listed DVM Technologies Berhad (now known as Key Alliance Group Berhad).

Prior to 2005, Mr. Lee and Proactive were appointed as consultant in various merger and acquisition projects including LSK Corporation Berhad, Tai Wah Garments Berhad, Pan Pacific Asia Berhad and Cygal Holdings Berhad.

Mr. Lee earned a Bachelors degree in Accountancy from the University of Malaya and is a Chartered Accountant.

Lim Tian Huat, Director

Mr. Lim was appointed to our Board in January 2022. Mr. Lim currently serves as Managing Director/Chief Executive Officer of Andersen Group of Companies (1) Andersen Worldwide Sdn Bhd; (2) Andersen Corporate Restructuring Sdn Bhd; (3) Andersen Capital Sdn Bhd; and (4) Andersen Bakery & Café Sdn Bhd since January 2010.

Mr. Lim also served as Managing Partner of Lim Tian Huat & Co from 2010 to 2014 and resumed such role in June 2021. He is the Managing Partner of Rodgers Reidy & Co. Malaysia and the Managing Director/Chief Executive Officer of Rodgers Reidy (Asia) Sdn Bhd, positions he has held since 2014.

Mr. Lim is the Managing Director/Chief Executive Officer of Rodgers Reidy Singapore Pte Ltd and Arthur Andersen Singapore Pte Ltd, positions he has held since 2017.

Mr. Lim was a Partner of Ernst & Young Malaysia from 2002 to 2009, in charge of Corporate Restructuring and Insolvency.

Mr. Lim joined Arthur Andersen Singapore in 1979. He was in Audit practice from 1979 to 1985. He then returned to Malaysia to specialize in Corporate Finance, Restructuring and Insolvency. He became a Partner in 1990 and led the Global Corporate Finance practice, including Corporate Restructuring and Insolvency. He was a member of Corporate Restructuring Global Council from 1993 to 1995.

Mr. Lim Tian Huat has served as a Senior Independent Non-Executive Director of Anglo-Eastern Plantation PLC (quoted on the London Stock Exchange) since May 2015, Senior Independent Non-Executive Director of MajuPerak Holding Berhad (quoted in Bursa Malaysia) since August 2020, Independent Non-Executive Director (became Non-Independent and Non-Executive Director in 2020) of Malaysia Building Society Berhad (quoted in Bursa Malaysia) since April 2011, and an Independent Non-Executive Director of PLUS Malaysia Berhad since March 2012 and Pacific & Orient Insurance Co. Berhad since January 2020.

Mr. Lim was an Independent Non-Executive Director of Bank of Yingkou, China from 2011 to 2017, UEM Sunrise Berhad (quoted in Bursa Malaysia) from 2012 to 2020, and Malaysia Deposit Insurance Corporation, from 2010 to 2016.

Mr. Lim was appointed as Commissioner to the United Nations Compensation Commission from 1998 to 2002.

Mr. Lim was appointed by the Domestic Trade Minister to be a member of the Corporate Law Reform Committee (“CLRC”) under the purview of the Companies Commission of Malaysia. CLRC’s objective was to update and modernize Companies Act 1967 which resulted in Companies Act 2016.

Mr. Lim is a Fellow of the Association of Chartered Certified Accountants, United Kingdom; a Member of Malaysian Institute of Accountants and Malaysia Institute of Certified Public Accountants.

Mr. Lim is the Founding President of Insolvency Practitioners’ Association of Malaysia.

Mr. Lim earned a BA in Economics (Honours), Manchester Metropolitan University, United Kingdom.

Peter Chia Chon Hian, Director

Mr. Chia was appointed to our Board in January 2022. Mr. Chia is a partner in Myo Restobar, a Chinese restaurant he co-founded in August 2017. He is currently working with co-founders on a project to transform Asian commercial property and Green commercial assets into marketable securities, and to provide alternative financing for owners, while creating new investment opportunities. The project has attracted strategic partners who will apply their expertise to each build a pillar of the business.

Mr. Chia was engaged as a consultant with SGX from April 2008 to June 2016. During this time, Mr. Chia was a board member of Philippine Dealing & Exchange Corp (PDEX), Philippine Depository & Trust Corp (PDTC), and Philippine Securities Settlement Corp (PSSC), representing SGX. Prior to this, Mr. Chia had led the SGX investment in Philippine Dealing System Holdings Corp, holding company of PDEX, PDTC and PSSC.

From December 1999 to March 2008, Mr. Chia was employed as Executive Vice President and Head, Securities Clearing and Depository, EVP and Head, Strategy and Business Development, and as an Adviser. In 2000, he was a member of the management team leading SGX through its own initial public offering, transforming from a utility into a commercial entity. SGX was among the pioneer exchanges in listing itself. He led the development of the SGX securities lending and borrowing business, opening up opportunities for more than one million Central Depository (CDP) account holders to unlock and earn lending income on their holdings, while providing new opportunities for arbitrage, covered short selling and increased liquidity. He was a board member of CDP from 1999 to 2003.

In 1999, he was a member of the management team working on the merger of Stock Exchange of Singapore (SES) and Singapore International Monetary Exchange (SIMEX) to form SGX. While statistically, more mergers fail than succeed, this was one merger which went on to achieve new highs. He was Senior Manager, CDP, from February 1999 to December 1999. Prior to that, he was Public Affairs Manager in SES, from December 1987 to February 1999. Mr. Chia graduated from the University of Singapore in 1977 with a Bachelor of Accountancy.

Hendrik “Erik” Stoel, Director

Mr. Stoel was appointed to our Board in January 2022. Mr. Stoel has been serving as the Chief Executive Officer of Dragonfly Leadership consultants since April 2021. As such he advises on business growth strategies, business transformation and senior leadership development. From April 2016 to April 2021, Mr. Stoel served as the Chief Executive Officer of British American Tobacco Malaysia Bhd, a company listed at the Malaysian stock exchange. Mr. Stoel had full responsibility for the P&L, corporate & commercial strategy and was a member of the board, the audit committee, and the risk committee. In his role he managed government, media and investor relationships. From September 2012 to March 2016, he was initially the Sales and Marketing Director for British American Tobacco Korea transitioning into the Area Director for North Asia (Korea, Hong Kong & Taiwan). In this role he had full responsibility for P&L, Corporate & Commercial Strategy and his job involved active stakeholder engagement. He was a member of the Asia Pacific Leadership Team. From 1995 to 2012, Mr. Stoel worked for British American Tobacco in a multitude of countries, mainly in Sales and Marketing Director roles in Asia and Middle East. In these roles he was predominantly assigned to design turnaround growth strategies with supporting organisational transformation & supply chain revisions. Mr. Stoel earned a bachelor’s degree in marketing & finance at the Hanzehogeschool in Groningen, the Netherlands and obtained a Master’s Degree (MBA) at the University of Northumbria, United Kingdom.

Number and Terms of Office of Officers and Directors

We have four directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Peter Chia Chon Hian and Hendrik “Erik” Stoel will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Lim Tian Huat, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Larry Gan Nyap Liou, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of: a Chairman of the Board, Co-Chief Executive Officers, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that all of our directors, other than Mr. Gan, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on the date of our final prospectus for our Initial Public Offering filed with the SEC, we have paid DUET Partners LLC, our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the board of directors. Messrs. Lim, Chia, and Stoel serve as members of our audit committee, and Mr. Lim chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Messrs. Lim, Chia, and Stoel meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Lim qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the board of directors. Messrs. Lim, Chia, and Stoel serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Messrs. Lim, Chia, and Stoel are independent, and Mr. Chia chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Co-Chief Executive Officers’ compensation, if any is paid by us, evaluating our Co-Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Co-Chief Executive Officers based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to DUET Partners LLC, our sponsor, of $10,000 per month, for up to 18 months, for the office space, utilities, and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Corporate Governance and Nominating Committee

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Our independent directors will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to our final prospectus for our Initial Public Offering filed with the SEC. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. We may pay consulting, finder or success fees to our initial stockholders, officers, directors or their affiliates for assisting us in consummating our initial business combination. In addition, our initial stockholders, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as December 31, 2021.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

On October 18, 2021, our sponsor paid an aggregate of $25,000, or approximately $0.012 per share, in exchange for the issuance of 2,156,250 shares of founder shares. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The per unit price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
DUET Partners LLC(1)(2)	2,437,500	100%
Larry Gan Nyap Liou	-	-
Yeoh Oon Lai(1)	2,437,500	100%
Dharmendra Magasvaran(1)	2,437,500	100%
Lee Keat Hin	-	-
Lim Tian Huat	-	-
Peter Chia Chon Hian	-	-
Hendrik “Erik” Stoel	-	-
All executive officers and directors as a group (7 individuals)	2,437,500	100%

* Less than 1%

(1)	DUET Partners LLC, our sponsor, is the record holder of the securities reported herein. Messrs. Lai and Magasvaran, our Co-Chief Executive Officers, are the managers and members of our sponsor. By virtue of this relationship, Messrs. Lai and Magasvaran may be deemed to share beneficial ownership of the securities held of record by our sponsor. Messrs. Lai and Magasvaran disclaim any such beneficial ownership except to the extent of their pecuniary interest. The business address of each of these entities and individuals is V03-11-02, Designer Office. V03, Lingkaran SV, Sunway Velocity, Kuala Lumpur, 55100.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock, and placement shares after this offering . Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination.

The holders of the founder shares have agreed (a) to vote any founder shares owned by it in favor of any proposed business combination and (b) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 18, 2021 the Company issued an aggregate of 2,437,500 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. Such Class B common stock includes an aggregate of up to 281,250 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own at least 20.00% of the Company’s issued and outstanding shares after the Offering (assuming the initial stockholders do not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full so those shares are no longer subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees) until, with respect to any of the Class B common stock, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining any of the Class B common stock, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

On October 1, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the completion of the Initial Public Offering The promissory note was repaid upon the completion of the IPO.

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us with a loan to the Company up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

If the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, the Company may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to one time by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, must deposit into the Trust Account $862,500 with the underwriters’ over-allotment option exercised in full ($0.10 per unit in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $862,500 with the underwriters’ over-allotment option exercised in full ($0.10 per unit). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of a Business Combination out of the proceeds of the trust account released to it.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Adeptus Partners, LLC, or Adeptus Partners, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus Partners in connection with regulatory filings. The aggregate fees of Adeptus Partners for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the period from September 20, 2021 (date of inception) to December 31, 2021 totaled approximately $100,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from September 20, 2021 to December 31, 2021, we did not pay Adeptus Partners any audit-related fees.

Tax Fees. We did not pay Adeptus Partners for tax return services, planning and tax advice for the period September 20, 2021 to December 31, 2021.

All Other Fees. We did not pay Adeptus Partners for any other services for the period from September 20, 2021 to December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

DUET ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of DUET Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of DUET Acquisition Corp. (the Company) as of December 31, 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from September 20, 2021 (inception) through , and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of , and the results of its operations and its cash flows for the period ended , in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Adeptus Partners, LLC

We have served as the Company’s auditor since 2021.

Ocean, New Jersey

March 22, 2022

DUET ACQUISITION CORP.

BALANCE SHEET

December 31, 2021

ASSETS
Current asset - cash	$25,000
Deferred offering costs	190,478
Total Assets	$215,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,523
Promissory note – related party	190,478
Total Current Liabilities	192,001

Commitments and Contingencies	—

Stockholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 2,156,250 issued and outstanding (1)	216
Additional paid-in capital	24,784
Accumulated deficit	(1,523)
Total Stockholders’ Equity	23,477
Total Liabilities and Stockholders’ Equity	$215,478

(1)	Includes an aggregate of 281,250 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from September 20, 2021 (inception) through December 31, 2021

Operating costs	$(1,523)
Net Loss	$(1,523)

Weighted average shares outstanding, basic and diluted (1)	1,875,000
Basic and diluted net loss per ordinary share	$(0.00)

(1)	Excludes an aggregate of 281,250 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – September 20, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	(1,523)	(1,523)
Balance – December 31, 2021	2,156,250	$216	$24,784	$(1,523)	$23,477

(1)	Includes an aggregate of 281,250 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from Operating Activities:
Net Loss	$(1,523)
Changes in operating assets and liabilities:
Accounts payable	1,523
Net cash provided by operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net cash provided by financing activities	25,000

Net Change in Cash	25,000
Cash – Beginning of period	—
Cash – Ending of period	$25,000

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	190,478

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

DUET Acquisition Corp. (the “Company”) is a blank check company incorporated in the State of Delaware on September 20, 2021. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 20, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the proposed initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed initial public offering of 7,500,000 Units at $10.00 per unit (or 8,625,000 Units if the underwriter’s over-allotment option is exercised in full) (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) which is discussed in in Note 3 (the “Proposed Public Offering”) and the sale of 356,250 placement units (390,000 placement units if the underwriter’s over-allotment option is exercised in full) (the “Placement Units”) at a price of $10.00 per Placement Unit that will close in a private placement to DUET Partners LLC (the “Sponsor”) simultaneously with the closing of the Proposed Public Offering (see Note 4). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering and the sale of Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Company intends to list the Units on the Nasdaq Global Market (“Nasdaq”). Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Public Offering, management has agreed that $10.15 per Unit sold in the Proposed Public Offering, including the proceeds of the sale of the Placement Units, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and restated memorandum and articles of association will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter.

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor has agreed (a) to vote its founder shares, the common stock included in the Placement Units and any Public Shares purchased during or after the Proposed Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the founder shares) and Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Memorandum and Articles of Association relating to stockholders’ rights of pre-Business Combination activity and (d) that the founder shares and Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Proposed Public Offering if the Company fails to complete its Business Combination.

The Company will have until 15 months (subject to a three month extension of time, as set forth in the Company’s registration statement) from the closing of the Proposed Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Public Offering price per Unit of $10.00.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.15 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $25,000 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $190,478 under the Note (as defined in Note 5). Following the IPO of the Company on January 24, 2022 (as described in Note 8), a total of $193,535 under the promissory note was repaid on January 24, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to stockholders’ equity upon the completion of the Proposed Offering. Should the Proposed Offering have proved to be unsuccessful, these deferred costs, as well as additional expenses incurred, would have been charged to operations.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from September 20, 2021 (inception) to December 31, 2021.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PROPOSED PUBLIC OFFERING

Pursuant to the Proposed Public Offering, the Company will offer for sale up to 7,500,000 Units (or 8,625,000 Units if the underwriters’ overallotment option is exercised in full) at a purchase price of $10.00 per Unit. Each Unit will consist of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

The Sponsor has agreed to purchase an aggregate of 356,250 placement units (or up to 390,000 placement units if the over-allotment option is exercised in full) at a price of $10.00 per unit, for an aggregate purchase price of $3,562,500 ($3,900,000 if the over-allotment option is exercised in full). Each placement unit will be identical to the units sold in this offering, except as described in our final prospectus. The placement units will be sold in a private placement that will close simultaneously with the closing of this offering. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 17, 2021, the Sponsor purchased 2,156,250 founder shares for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 281,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of ordinary shares after the Initial Public Offering.

The initial stockholders have agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees as disclosed herein) until, with respect to any of the Class B common stock, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, or earlier, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note – Related Party

On October 1, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. Upon IPO, the Company had borrowed $193,536 ($190,478 as of December 31, 2021) under the Note. The promissory note was repaid upon the completion of the IPO.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to DUET Partners LLC, the Sponsor $10,000 per month for these services during the 15-month period to complete a business combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to an additional 15% of the total number of Units in the Proposed Public Offering to cover over-allotments.

The underwriters will be entitled to a cash underwriting discount of: (i) one and one-half percent (1.5%) of the gross proceeds of the Proposed Public Offering, or $1,125,000 (or up to $1,293,750 if the underwriters’ over-allotment is exercised in full). In addition, the underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Proposed Public Offering, or $2,250,000 (or up to $2,587,500 if the underwriters’ over-allotment is exercised in full) upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Additionally, 75,000 shares of our Class A common stock are to be issued to the underwriter upon the closing of this offering (up to 86,250 shares of our Class A common stock if the underwriter exercises its over-allotment option in full).

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock — Our amended and restated memorandum and articles of association will authorize the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On December 31, 2021, there were no Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As at December 31, 2021 there were 2,156,250 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021, there were no preferred shares issued or outstanding.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the audited financial statements were available to issue.

The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2022. On January 24, 2022, DUET Acquisition Corp. (the “Company”) completed its initial public offering (the “Offering”) of 8,625,000 units (“Units”), including the issuance of 1,125,000 Units as a result of the underwriter’s full exercise of its over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”), and one redeemable warrant (“Warrant”), each Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-261494). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000, and incurring transaction costs of $5,667,766, of which $2,587,500 was for deferred underwriting commissions (see Note 6).

Simultaneously with the consummation of the Offering, the Company completed a private placement of an aggregate of 356,250 units (the “Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,562,500 (the “Private Placement”). (See Note 4). The Placement Units are identical to the Units sold in the Offering. The holders have agreed not to transfer, assign or sell any of the Placement Units or underlying securities (except in limited circumstances, as described in our final prospectus) until 30 days after completion of the Company’s initial business combination. The holders were also granted certain demand and piggyback registration rights in connection with the purchase of the Placement Units. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $87,543,750 ($10.15 per Unit) of the net proceeds from the Offering and the Private Placement was deposited in a trust account established for the benefit of the Company’s public stockholders.

Following the IPO of the Company on January 24, 2022, a total of $193,535 under the promissory note was repaid on January 24, 2022.

Item 16. Form 10-K Summary

None.

25

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30 day of March, 2022.

DUET ACQUISITION CORP.

By:	/s/ Yeoh Oon Lai
Name:	Yeoh Oon Lai
Title:	Co-Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Larry Gan Nyap Liou	Chairman of the Board of Directors	March 30, 2022
Larry Gan Nyap Liou

/s/ Yeoh Oon Lai	Co-Chief Executive Officer	March 30, 2022
Yeoh Oon Lai	(principal executive officer)

/s/ Dharmendra Magasvaran	Co-Chief Executive Officer	March 30, 2022
Dharmendra Magasvaran	(principal executive officer)

/s/ Lee Keat Hin	Chief Financial Officer	March 30, 2022
Lee Keat Hin	(principal financial and accounting officer)

26

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 19, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	By Laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated January 19, 2022, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated January 19, 2022, among the Company, its officers and directors and the Company’s sponsor, DUET Partners LLC. (2)
10.2	Promissory Note, dated October 1, 2021, issued to the Company (1)
10.3	Investment Management Trust Agreement, dated January 19, 2022 between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated January 19, 2022, by and among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated January 20, 2022, by and between the Company and DUET Partners LLC (2)
10.6	Placement Unit Purchase Agreement, dated January 19, 2022, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnity Agreement. (2)
10.8	Securities Subscription Agreement, dated October 18, 2021, by and between the Registrant and DUET Partners LLC. (1)
31.1	Certification of the Principal Executive Officers required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 3, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 28, 2022.

27