Form 10-Q
period 2022-06-30
DUET Acquisition Corp.
filed 2022-08-15
CIK 1890671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 7,826,287 shares of the Company’s Class A Ordinary Share, $0.0001 par value per share (the “Class A Shares”) and 2,156,250 of the Company’s Class B Ordinary Share, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

DUET ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUET ACQUISITION CORP.

BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Current Assets
Cash	$332,575	$25,000
Prepaid expenses	15,000	-
Deferred offering costs	-	190,478
Total Current Assets	$347,575	$215,478

Cash and Marketable Securities held in trust account	87,694,211	-

Total Assets	$88,041,786	$215,478

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$453,793	$1,523
Promissory note – related party	-	190,478
Total Current Liabilities	453,793	192,001

Deferred underwriter commission	2,587,500	-

Total Liabilities	3,041,293	192,001

Commitments and Contingencies

Class A common stock subject to possible redemption; 8,625,000 shares (at $10.15 per share)	87,543,750	-

Stockholders’ Equity (Deficit)
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 476,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	48
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding	216	216

Additional paid-in capital	-	24,784
Accumulated deficit	(2,543,521)	(1,523)
Total Stockholders’ Equity (Deficit)	(2,543,257)	23,477
Total Liabilities and Stockholders’ Equity (Deficit)	$88,041,786	$215,478

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2022

AND THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022

Formation and operating costs	$(530,612)	$(922,954)
Franchise tax	-	(1,475)
Loss from Operations	(530,612)	(924,429)

Other Income
Interest earned on marketable securities held in trust account	122,408	150,460
Net Loss	$(408,204)	$(773,969)

Weighted average shares outstanding of Class A common stock	9,101,250	7,938,313
Basic and diluted net loss per common stock	$(0.03)	$(0.07)
Weighted average shares outstanding of Class B common stock	2,156,250	2,156,250
Basic and diluted net loss per common stock	$(0.05)	$(0.09)

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021			2,156,250	$216	$24,784	$(1,523)	$23,477

Sale of Units in Initial Public Offering, net of offering costs	8,625,000	863	-	-	86,249,138	-	86,250,000
Class A Common Stock subject to possible redemption	(8,625,000)	(863)	-	-	(87,542,888)	-	(87,543,750)
Sale of Private Placement Units	390,000	39	-	-	3,899,961	-	3,900,000
Representative share	86,250	9	-	-	862,491	-	862,500
Offering and underwriting costs	-	-	-	-	(2,674,015)	-	(2,674,015)
Deferred underwriting commission	-	-	-	-	(2,587,500)	-	(2,587,500)
Re-classification	-	-	-	-	1,768,029	(1,768,029)	-
Net loss	-	-	-	-	-	(365,765)	(365,765)
Balance – June 30, 2022	476,250	48	2,156,250	216	-	(2,135,317)	(2,135,053)
Net loss	-	-	-	-	-	(408,204)	(408,204)
Balance – June 30, 2022	476,250	48	2,156,250	216	-	(2,543,521)	(2,543,257)

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(773,969)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(150,460)
Changes in operating assets and liabilities:
Accounts payable	452,269
Prepaid expenses	(15,000)
Net cash used in operating activities	(487,160)

Cash flows from investing activities:
Investment of cash in Trust Account	(87,571,802)
Net cash used in investing activities	(87,571,802)

Cash flows from financing activities:
Collection of subscription receivable
Proceeds from sale of Units, net of IPO costs	84,660,072
Proceeds from sale of private placement units	3,900,000
Repayment of promissory note – related party	(193,535)
Net cash provided by financing activities	88,366,537

Net change in cash	307,575
Cash at the beginning of the period	25,000
Cash at the end of the period	$332,575

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$2,587,500
Initial Classification of Class A ordinary shares subject to redemption	$87,543,750
Deferred offering costs paid for by Promissory note – related party	$3,058

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 20, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

A total of $87,543,750, comprised of the proceeds from the Offering and the proceeds of private placements that closed on January 20, 2022 and January 24, 2022, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Transaction costs of the Initial Public Offering with the exercise of the overallotment amounted to $5,667,766 consisting of $1,293,750 of cash underwriting fees, $2,587,500 of deferred underwriting fees and $492,766 of other costs.

Following the closing of the Initial Public Offering $818,211 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2022, we have available to us $332,575 of cash on our balance sheet and a working capital deficit of $106,217.

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

As previously filed on a Form 8-K dated July 25, 2022, the Company entered into a definitive Business Combination Agreement and Plan of Merger (the “Merger Agreement”) with Millymont Limited, a private limited company incorporated in Ireland (“Holdco”), Duet Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdco (“Merger Sub”), J. Streicher Technical Services, LLC, a Delaware limited liability company (“J. Streicher”), Anteco Systems, S.L., trading as AnyTech365, a company incorporated in Spain and registered at the Commercial Registry of Malaga under reference MA-122108 (the “Target”), Miguel Ángel Casales Ruiz and Thomas Marco Balsloev, as the sellers’ representatives (the “Sellers’ Representatives”) and Lee Keat Hin, as the Company’s representative (the “Company Representative”). For a more complete description of the transaction, please see the Form 8-K filed on July 25, 2022.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $332,575 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $190,478 under the Note (as defined in Note 5). Following the IPO of the Company on January 24, 2022 (as described in Note 1), a total of $193,535 under the promissory note was repaid on January 24, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022.

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. At June 30, 2022, the balance in the Trust Account was $87,694,210.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from September 20, 2021 (inception) to June 30, 2022.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Promissory Note – Related Party

On October 1, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022, the Company had borrowed $190,478 under the promissory note with the Sponsor which was repaid on January 24, 2022

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under the Working Capital Loans.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to DUET Partners LLC, the Sponsor $10,000 per month for these services during the 15-month period to complete a business combination. As of June 30, 2022, the Company had paid $60,000 for administrative services.

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

The underwriters were entitled to a cash underwriting discount of one and one-half percent (1.5%) of the gross proceeds of the Public Offering, or $1,293,750. In addition, the underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Public Offering, or $2,587,500 upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Additionally, 86,250 shares of our Class A common stock were issued to the underwriter upon the closing of this offering.

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock — Our amended and restated memorandum and articles of association authorize the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On June 30, 2022, there were 476,250 shares of Class A Common Stock issued and outstanding, excluding 8,625,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As at June 30, 2022 there were 2,156,250 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Public Offering.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022, there were no preferred shares issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

NOTE 8. SUBSEQUENT EVENTS

As previously filed on a Form 8-K, on July 25, 2022, the company entered into a definitive Business Combination Agreement and Plan of Merger with Millymont Limited, a private limited company incorporated in Ireland (“Holdco”), Duet Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdco (“Merger Sub”), J. Streicher Technical Services, LLC, a Delaware limited liability company (“J. Streicher”), Anteco Systems, S.L., trading as AnyTech365, a company incorporated in Spain and registered at the Commercial Registry of Malaga under reference MA-122108 (the “Target”), Miguel Ángel Casales Ruiz and Thomas Marco Balsloev, as the sellers’ representatives (the “Sellers’ Representatives”) and Lee Keat Hin, as the Company’s representative (the “Company Representative”). For a more complete description of the transaction, please see the company’s Form 8-K filed on July 25, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the six-month period ended June 30, 2022, we had a net loss of $773,969, which consisted of formation and operating costs of $922,954 and interest earned on investments held of $150,460.

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

For the three-month period ended June 30, 2022, cash used in operating activities was $95,000.

As of June 30, 2022, we had investments of $87,694,210 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended June 30, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $332,575 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

As previously filed on a Form 8-K dated July 25, 2022, the Company entered into a definitive Business Combination Agreement and Plan of Merger (the “Merger Agreement”) with Millymont Limited, a private limited company incorporated in Ireland (“Holdco”), Duet Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdco (“Merger Sub”), J. Streicher Technical Services, LLC, a Delaware limited liability company (“J. Streicher”), Anteco Systems, S.L., trading as AnyTech365, a company incorporated in Spain and registered at the Commercial Registry of Malaga under reference MA-122108 (the “Target”), Miguel Ángel Casales Ruiz and Thomas Marco Balsloev, as the sellers’ representatives (the “Sellers’ Representatives”) and Lee Keat Hin, as the Company’s representative (the “Company Representative”). For a more complete description of the transaction, please see the Form 8-K filed on July 25, 2022.

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

DUET ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Yeoh Oon Lai
Yeoh Oon Lai
Co-Chief Executive Officer

Date: August 15, 2022	By:	/s/ Dharmendra Magasvaran
Dharmendra Magasvaran Co-Chief Executive Officer

Date: August 15, 2022	By:	/s/ Lee Keat Hin
Lee Keat Hin Chief Financial Officer

