Form 10-Q
period 2022-09-30
DUET Acquisition Corp.
filed 2022-11-14
CIK 1890671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 9,101,250 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) and 2,156,250 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Common Stock”).

DUET ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUET ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Current Assets
Cash	$27,165	$25,000
Deferred offering costs	-	190,478
Total Current Assets	$27,165	$215,478

Cash and Marketable Securities held in trust account	88,156,041	-

Total Assets	$88,183,206	$215,478

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$167,246	$1,523
Promissory note – related party	-	190,478
Working capital loan	50,000	-
Total Current Liabilities	217,246	192,001

Deferred underwriter commission	2,587,500	-

Total Liabilities	2,804,746	192,001

Commitments and Contingencies

Class A common stock subject to possible redemption; 8,625,000 shares (at $10.15 per share)	87,543,750	-

Stockholders’ Equity (Deficit)
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 476,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	48
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding	216	216

Additional paid-in capital	-	24,784
Accumulated deficit	(2,165,554)	(1,523)
Total Stockholders’ Equity (Deficit)	(2,165,290)	23,477
Total Liabilities and Stockholders’ Equity (Deficit)	$88,183,206	$215,478

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the NINE Months Ended September 30, 2022

Formation and operating costs	$(83,864)	$(1,006,818)
Franchise tax	-	(1,475)
Loss from Operations	(83,864)	(1,008,293)

Other Income
Interest earned on marketable securities held in trust account	461,831	612,292
Net Income (Loss)	$377,967	$(396,001)

Weighted average shares outstanding of Class A common stock	9,101,250	8,331,659
Basic and diluted net loss per common stock	$0.04	$(0.02)
Weighted average shares outstanding of Class B common stock	2,156,250	2,156,250
Basic and diluted net loss per common stock	$(0.01)	$(0.10)

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021			2,156,250	$216	$24,784	$(1,523)	$23,477

Sale of Units in Initial Public Offering, net of offering costs	8,625,000	863	-	-	86,249,138	-	86,250,000
Class A Common Stock subject to possible redemption	(8,625,000)	(863)	-	-	(87,542,888)	-	(87,543,750)
Sale of Private Placement Units	390,000	39	-	-	3,899,961	-	3,900,000
Representative share	86,250	9	-	-	862,491	-	862,500
Offering and underwriting costs	-	-	-	-	(2,674,015)	-	(2,674,015)
Deferred underwriting commission	-	-	-	-	(2,587,500)	-	(2,587,500)
Re-classification	-	-	-	-	1,768,029	(1,768,029)	-
Net loss	-	-	-	-	-	(365,765)	(365,765)
Balance – March 31, 2022	476,250	48	2,156,250	216	-	(2,135,317)	(2,135,053)
Net loss	-	-	-	-	-	(408,204)	(408,204)
Balance – June 30, 2022	476,250	48	2,156,250	216	-	(2,543,521)	(2,543,257)
Net income	-	-	-	-	-	377,967	377,967
Balance – September 30, 2022	476,250	48	2,156,250	216	-	(2,165,554)	(2,165,290)

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(396,001)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(612,292)
Changes in operating assets and liabilities:
Accounts payable	165,723
Prepaid expenses	-
Net cash used in operating activities	(842,570)

Cash flows from investing activities:
Investment of cash in Trust Account	(87,571,802)
Net cash used in investing activities	(87,571,802)

Cash flows from financing activities:
Working capital loan	50,000
Collection of subscription receivable	-
Proceeds from sale of Units, net of IPO costs	84,660,072
Proceeds from sale of private placement units	3,900,000
Repayment of promissory note – related party	(193,535)
Net cash provided by financing activities	88,416,537

Net change in cash	2,165
Cash at the beginning of the period	25,000
Cash at the end of the period	$27,165

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$2,587,500
Initial Classification of Class A Common Stock subject to redemption	$87,543,750
Deferred offering costs paid for by Promissory note – related party	$3,058

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 20, 2021 (inception) through September 30, 2022, relates to the Company’s formation, its initial public offering, and its entry into a business combination agreement and plan of merger, as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Subsequently, on January 24, 2022, the Company consummated the closing of the sale of 1,125,000 additional units at a price of $10.00 per Unit upon receiving notice of the underwriters’ election to fully exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $11,250,000 and incurred additional offering costs of $506,250, of which $337,500 are for deferred underwriting commissions. Each Unit, including the Overallotment Units, consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one redeemable warrant of the Company (“Warrant”), with each Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-261494).

Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 33,750 Private Placement Units to DUET Partners LLC, a Delaware limited liability company (the “Sponsor”), generating additional gross proceeds of $337,500.

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

Following the closing of the Initial Public Offering $818,211 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2022, we have available to us $27,165 of cash on our balance sheet and a working capital deficit of $190,081.

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

On July 25, 2022, the Company entered into a definitive business combination agreement and plan of merger (the “Merger Agreement”) with Millymont Limited, a private limited company incorporated in Ireland (“Holdco”), Duet Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdco (“Merger Sub”), J. Streicher Technical Services, LLC, a Delaware limited liability company (“J. Streicher”), Anteco Systems, S.L., trading as AnyTech365, a company incorporated in Spain and registered at the Commercial Registry of Malaga under reference MA-122108 (the “Target”), Miguel Ángel Casales Ruiz and Thomas Marco Balsloev, as the sellers’ representatives (the “Sellers’ Representatives”) and Lee Keat Hin, as the Company’s representative (the “Company Representative”). Pursuant to the Merger Agreement, the parties will effect the merger of Merger Sub with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of Holdco, as a result of which (a) the Company will issue shares of Class A Common Stock to Holdco, with such amount of shares to be determined in accordance with the terms of the Merger Agreement, (b) all of the issued and outstanding shares of Class A Common Stock held by the Company’s stockholders (other than Holdco) shall be converted into ordinary shares of Holdco at a one-for-one ratio, and (c) each outstanding warrant of the Company will be assumed by Holdco and automatically adjusted to become exercisable to purchase one ordinary share of Holdco (the “Proposed Business Combination”).

In connection with the Proposed Business Combination, the Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of such Business Combination in connection with a stockholder meeting called to approve such Business Combination. In the event the Proposed Business Combination is not consummated, the Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

The Company will have until 15 months (subject to a three-month extension of time, as set forth in the Company’s registration statement) from the closing of the Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit of $10.00.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had $27,165 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $190,478 under the Note (as defined in Note 5). Following the IPO of the Company on January 24, 2022 (as described in Note 1), a total of $193,535 under the promissory note was repaid on January 24, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022, there was $50,000 outstanding under any Working Capital Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022.

Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. At September 30, 2022, the balance in the Trust Account was $88,156,041.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from September 20, 2021 (inception) to September 30, 2022.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 17, 2021, the Sponsor purchased 2,156,250 shares of Class B Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000.

The Sponsor, in addition to the Company’s officers and directors, agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees as disclosed herein) until, with respect to any of the Class B common stock, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, or earlier, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note – Related Party

On October 1, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022, the Company had borrowed $190,478 under the promissory note with the Sponsor, which was repaid on January 24, 2022

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, there was $50,000 outstanding under the Working Capital Loans.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to DUET Partners LLC, the Sponsor $10,000 per month for these services during the 15-month period to complete a business combination. As of September 30, 2022, the Company had paid $90,000 for administrative services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A Common Stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Additionally, 86,250 shares of our Class A common stock were issued to the underwriter upon the closing of our initial public offering.

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock — Our amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 30, 2022, there were 476,250 shares of Class A Common Stock issued and outstanding, excluding 8,625,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022 there were 2,156,250 shares of Class B common stock issued and outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022, there were no preferred shares issued or outstanding.

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

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A Common Stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A Common Stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to:

●	our ability to complete our initial business combination with the Target or an alternative business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	in the event the Proposed Business Combination is consummated, our ability to implement business plans, forecasts, and other expectations regarding the Target after the completion of the proposed transactions and optimize the Target’s business;

●	in the event the Proposed Business Combination is not consummated, the ability of our officers and directors to generate a number of potential alternative acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our continued liquidity and our ability to continue as a going concern;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The Merger Agreement

On July 25, 2022, the Company entered into the Merger Agreement with Holdco, Merger Sub, J. Streicher, the Target, the Sellers’ Representatives, and the Company Representative. Pursuant to the Merger Agreement, the parties will effect the merger of Merger Sub with and into the Company, with the Company continuing as the surviving entity and a wholly-owned subsidiary of Holdco, as a result of which (a) the Company will issue shares of Class A Common Stock to Holdco, with such amount of shares to be determined in accordance with the terms of the Merger Agreement, (b) all of the issued and outstanding shares of Class A Common Stock held by the Company’s stockholders (other than Holdco) shall be converted into ordinary shares of Holdco at a one-for-one ratio, and (c) each outstanding warrant of the Company will be assumed by Holdco and automatically adjusted to become exercisable to purchase one ordinary share of Holdco. The obligations of the parties to consummate the Proposed Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the representations and warranties of the respective parties being true and correct subject to the materiality standards contained in the Merger Agreement; (ii) material compliance by the parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (iii) the approval by the Company’s stockholders of the Proposed Business Combination; (iv) the approval by the Target’s stockholders of the Proposed Business Combination; (v) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to the Target since the effective date of the Merger Agreement that is continuing and uncured; (vi) the expiration or termination, as applicable, of any waiting period (and any extension thereof) applicable to the consummation of the Merger Agreement under any antitrust laws; (vii) the receipt of all consents required to be obtained from or made with any governmental authority in order to consummate the transactions contemplated by the Merger Agreement; (viii) the existence of Minimum Cash Proceeds (as defined in the Merger Agreement) of at least $10,000,000; (ix) the entry into certain ancillary agreements as of the closing of the Proposed Business Combination; (x) the lack of any notice or communication from, or position of, the U.S. Securities and Exchange Commission (the “SEC”) requiring the Company to amend or supplement the Prospectus and Proxy Statement (as defined below); (xi) the approval of the listing of the ordinary shares and warrants of Holdco on the Nasdaq Global Market; and (xii) the receipt of certain closing deliverables.

The Merger Agreement is further described in the Form 8-K filed by us with the SEC on July 29, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the nine-month period ended September 30, 2022, we had a net loss of $396,001, which consisted of formation and operating costs of $1,006,818 and interest earned on investments held of $612,292.

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

For the three-month period ended September 30, 2022, cash used in operating activities was $355,411.

As of September 30, 2022, we had investments of $88,156,041 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $27,165 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC on January 24, 2022 and our Quarterly Report on Form 10-Q for the period ended March 31, 2022. There have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering or our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from the Public Offering

The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261494), as amended. The SEC declared the registration statement effective on January 19, 2022. There have been no material changes to the planned use of proceeds from our initial public offering as described in our final prospectus dated January 19, 2022, filed with the SEC on January 21, 2022, and our other periodic reports previously filed with the SEC.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement and Plan of Merger dated July 25, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 29, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DUET ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Yeoh Oon Lai
Yeoh Oon Lai
Co-Chief Executive Officer

Date: November 14, 2022	By:	/s/ Dharmendra Magasvaran
Dharmendra Magasvaran
Co-Chief Executive Officer

Date: November 14, 2022	By:	/s/ Lee Keat Hin
Lee Keat Hin
Chief Financial Officer

