Form 10-K/A
period 2021-12-31
DUET Acquisition Corp.
filed 2023-01-10
CIK 1890671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this Form 10-K/A) amends Part IV of the Annual Report on Form 10-K of DUET Acquisition Corp., Inc., a Delaware corporation (“DUET,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2021 that we originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the Original Filing) and the first amendment to Form 10-K filed on December 30, 2022 to include the full Report of Independent Registered Public Accounting Firm, required by Item 15 of Part IV of Form 10-K. We hereby amend and restate Part IV of the Original Filing.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination (15 months, or up to 18 months, if we extend the time to complete a business combination)) our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.15 per share initially, and our warrants would expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of January, 2023.

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

Name	Position	Date

/s/ Larry Gan Nyap Liou	Chairman of the Board of Directors	January 10, 2023
Larry Gan Nyap Liou

/s/ Yeoh Oon Lai	Co-Chief Executive Officer	January 10, 2023
Yeoh Oon Lai	(principal executive officer)

/s/ Dharmendra Magasvaran	Co-Chief Executive Officer	January 10, 2023
Dharmendra Magasvaran	(principal executive officer)

/s/ Lee Keat Hin	Chief Financial Officer	January 10, 2023
Lee Keat Hin	(principal financial and accounting officer)

13

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officers required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)