Form 10-Q
period 2023-03-31
DUET Acquisition Corp.
filed 2023-05-22
CIK 1890671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023, there were 5,434,014 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) and 2,156,250 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Common Stock”).

DUET ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUET ACQUISITION CORP.

BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets
Cash	$207,880	$27,066
Prepaid expenses	23,044	-
Total Current Assets	$230,924	$27,066

Cash and Marketable Securities held in trust account	89,287,957	88,592,161

Total Assets	$89,518,881	$88,619,227

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$277,150	$25,000
Account payable	168,747	182,520
Franchise tax payable	50,000	190,207
Income tax payable	404,662	229,101
Working capital loan	500,000	100,000
Total Current Liabilities	1,400,559	726,828

Deferred underwriter commission	2,587,500	2,587,500

Total Liabilities	3,988,059	3,314,328

Commitments and Contingencies

Class A common stock subject to possible redemption; 8,625,000 shares (at $10.15 per share)	87,543,750	87,543,750

Stockholders’ Equity (Deficit)
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 476,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	48	48
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding	216	216

Additional paid-in capital	-	-
Accumulated deficit	(2,013,192)	(2,239,115)
Total Stockholders’ (Deficit)	(2,012,928)	(2,238,851)
Total Liabilities and Stockholders’ (Deficit)	$89,518,881	$88,619,227

The accompanying notes are an integral part of these unaudited financial statements.

DUET ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Formation and operating costs	$(434,519)	$(392,342)
Franchise tax	(50,000)	(1,475)
Loss from Operations	(484,519)	(393,817)

Other Income
Interest earned on marketable securities held in trust account	886,003	28,052
Net Income (Loss) before income tax provision	$401,484	$(365,765)
Income tax provision	(175,561)	-
Net Income (Loss)	225,923	(365,765)

Weighted average shares outstanding of Class A common stock	9,101,250	6,674,250
Basic and diluted net income (loss) per common stock	$0.12	$(0.04)
Weighted average shares outstanding of Class B common stock	2,156,250	2,156,250
Basic and diluted net income (loss) per common stock	$0.02	$(0.09)

The accompanying notes are an integral part of these unaudited financial statements.

DUET ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022	476,250	48	2,156,250	$216	$-	$(2,239,115)	$(2,238,851)
Net income	-	-	-	-	-	225,923	225,923
Balance – March 31, 2023	476,250	48	2,156,250	216	-	(2,013,192)	(2,012,928)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	-	-	2,156,250	$216	$24,784	$(1,523)	$23,477
Sale of Units in Initial Public Offering, net of offering costs	8,625,000	863	-	-	86,249,138	-	86,250,000
Class A Common Stock subject to possible redemption	(8,625,000)	(863)	-	-	(87,542,888)	-	(87,543,750)
Sale of Private Placement Units	390,000	39	-	-	3,899,961	-	3,900,000
Representative share	86,250	9	-	-	862,491	-	862,500
Offering and underwriting costs	-	-	-	-	(2,674,015)	-	(2,674,015)
Deferred underwriting commission	-	-	-	-	(2,587,500)	-	(2,587,500)
Re-classification	-	-	-	-	1,768,029	(1,768,029)	-
Net loss	-	-	-	-	-	(365,765)	(365,765)
Balance – March 31, 2022	476,250	48	2,156,250	216	-	(2,135,317)	(2,135,053)

The accompanying notes are an integral part of these unaudited financial statements.

DUET ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$225,923	$(365,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(886,003)	(28,052)
Interest withdraw from the Trust Account	190,207	-
Changes in operating assets and liabilities:
Accounts payable	(13,773)	31,658
Accrued expenses	252,150	-
Prepaid expenses	(23,044)	(30,000)
Franchise tax payable	(140,207)	-
Income tax payable	175,561	-
Net cash used in operating activities	(219,186)	(392,159)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(87,571,802)
Net cash used in investing activities	-	(87,571,802)

Cash flows from financing activities:
Proceeds from working capital loan	400,000	-
Proceeds from sale of Units, net of IPO costs	-	84,660,072
Proceeds from sale of private placement units	-	3,900,000
Repayment of promissory note – related party	-	(193,535)
Net cash provided by financing activities	400,000	88,366,537

Net change in cash	180,814	402,576
Cash at the beginning of the period	27,066	25,000
Cash at the end of the period	$207,880	$427,576

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$-	$2,587,500
Initial Classification of Class A ordinary shares subject to redemption	$-	$87,543,750
Deferred offering costs paid for by Promissory note – related party	$-	$3,058

The accompanying notes are an integral part of these unaudited financial statements.

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from September 20, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $818,211 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2023, we have available to us $207,880 of cash on our balance sheet and a working capital deficit of $1,169,634.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had $207,880 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $190,478 under the Note (as defined in Note 5). Following the IPO of the Company on January 24, 2022 (as described in Note 1), a total of $193,535 under the promissory note was repaid on January 24, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2023, there were $500,000 outstanding under any Working Capital Loan.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has until January 24, 2024, subject to the nine one-month extensions (as described below), to complete its initial Business Combination. The Company will mandatorily liquidate in the event it is unable to complete its initial Business Combination within the time period required by the amended and restated memorandum and articles of association.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023 (the “Annual Report”), which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. At March 31, 2023 and December 31, 2022, the balance in the Trust Account was $89,287,957 and $88,592,161, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was 43.73% and nil for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to transaction costs and the valuation allowance on the deferred tax assets.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At March 31, 2023 and March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Promissory Note – Related Party

On October 1, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, the Company had borrowed $190,478 under the promissory note with the Sponsor which was repaid on January 24, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there was $500,000 and $100,000 outstanding under the Working Capital Loans, respectively.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor $10,000 per month for these services during the 15-month period to complete a business combination. As of March 31, 2023 and December 31, 2022, the Company had paid $120,000 and $30,000 for administrative services, respectively.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock — Our amended and restated memorandum and articles of association authorize the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On March 31, 2023 and December 31, 2022, there were 476,250 shares of Class A Common Stock issued and outstanding, excluding 8,625,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 2,156,250 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Public Offering.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements:

On April 6, 2023, the Company issued a press release announcing the termination of its previously announced business combination agreement and plan of merger with Anteco Systems, S.L and certain other parties has been terminated by the Company by written notice to the other parties thereto. As a result, the Company will seek an alternative business combination.

On April 19, 2023, the Company held a virtual special meeting (the “Special Meeting”) of its stockholders. At the Special Meeting, the stockholders of the Company entitled to vote at the meeting cast their votes and approved a proposal to amend the Trust Agreement to allow the Company to extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial business combination by an additional nine months, pursuant to nine one-month extensions, from April 24, 2023 to January 24, 2024 (the “Trust Amendment”) by depositing into the Trust Account the lesser of (i) $175,000 or (ii) $0.055 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension, unless the closing of the Company’s initial business combination shall have occurred.

On April 21, 2023, the Company deposited an aggregate of $175,000 (the “Extension Payment”) into the Trust Account, representing approximately $0.03 per public share remaining outstanding after the redemptions described below, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from April 24, 2023 to May 24, 2023 (the “First Extension”). The First Extension is the first of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended by the Charter Amendment.

In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 3,580,986 shares of the Company’s Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $10.38 per share, for an aggregate of approximately $37.2 million. Following the payment of the redemptions, the Trust Account will have a balance of approximately $52.4 million before the Extension Payment.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our ability to implement business plans, forecasts, and other expectations regarding the target business after the completion of our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our continued liquidity and our ability to continue as a going concern;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Overview

The Company is a blank check company formed under the laws of the State of Delaware on September 20, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial business combination using cash from the proceeds of its initial public offering (the “Initial Public Offering”) and the private placement consummated in connection therewith (the “Private Placement”), the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B Common Stock resulted in the issuance of Class A Common Stock on a greater than one-to-one basis upon conversion of the Class B Common Stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A Common Stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Termination of the Merger Agreement

As previously disclosed, on July 25, 2022, the Company entered into a definitive Business Combination Agreement and Plan of Merger (the “Merger Agreement”) with Millymont Limited, a private limited company incorporated in Ireland (“Holdco”), Duet Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdco, J. Streicher Technical Services, LLC, a Delaware limited liability company, Anteco Systems, S.L., trading as AnyTech365, a company incorporated in Spain and registered at the Commercial Registry of Malaga under reference MA-122108, Miguel Ángel Casales Ruiz and Thomas Marco Balsloev, as the sellers’ representatives, and Lee Keat Hin, as the Company’s representative.

On April 6, 2023, the Company provided the other parties with written notice of the termination of the Merger Agreement pursuant to Section 11.1 thereof (the “Termination”). No party will be required to pay another party a termination fee as a result of the Termination.

The termination of the Merger Agreement also terminates and makes void the Support Agreement, the Non-Competition and Non-Solicitation Agreement, and the Lock-up Agreement (each as defined in the Merger Agreement), each of which were executed concurrently with the Merger Agreement.

Business Combination Period

At a special meeting of the Company’s stockholders held on April 19, 2023, the stockholders of the Company approved the First Amendment to the Amended and Restated Certificate of Incorporation of the Company, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Initial Public Offering (the “Business Combination Period”) from April 24, 2023 up to nine (9) one-month extensions to January 24, 2024. In connection with approval of the First Amendment to the Amended and Restated Certificate of Incorporation of the Company, DUET Partners LLC (the “Sponsor”) caused $175,000 to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Business Combination Period to May 24, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target company for a business combination, and activities related to the Merger Agreement and the Termination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three-month period ended March 31, 2023, we had a net income of $225,923, which consisted of formation and operating costs of $434,519, franchise tax cost of $50,000, income tax provision of $175,561 and interest earned on investments held of $886,003.

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

For the three-month period ended March 31, 2023, cash used in operating activities was $219,186. For the three-month period ended March 31, 2022, cash used in operating activities was $392,158.

As of March 31, 2023 and December 31, 2022, we had investments of $89,287,957 and $88,592,161 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2023, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023 and December 31, 2022, we had cash of $207,880 and $27,006 held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the units issued in the Private Placement, at a price of $10.00 per unit at the option of the lender.

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements included in this Quarterly Report on Form 10-Q are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on January 25, 2022, and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriters are entitled to a deferred fee of $2,587,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2023, there was no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC on January 24, 2022 and our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering or our Annual Report on Form 10-K for the year ended December 31, 2022.

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

DUET ACQUISITION CORP.

Date: May 22, 2023	By:	/s/ Yeoh Oon Lai
Yeoh Oon Lai
Co-Chief Executive Officer

Date: May 22, 2023	By:	/s/ Dharmendra Magasvaran
Dharmendra Magasvaran
Co-Chief Executive Officer

Date: May 22, 2023	By:	/s/ Lee Keat Hin
Lee Keat Hin
Chief Financial Officer

