Form 10-Q
period 2023-06-30
DUET Acquisition Corp.
filed 2023-08-14
CIK 1890671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 5,434,014 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) and 2,156,250 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Common Stock”).

DUET ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUET ACQUISITION CORP.

BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Current Assets
Cash	$64,396	$27,066
Total Current Assets	$64,396	$27,066

Cash and Marketable Securities held in trust account	53,066,565	88,592,161

Total Assets	$53,130,961	$88,619,227

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$1,066,184	$25,000
Account payable	168,747	182,520
Franchise tax payable	9,714	190,207
Income tax payable	287,866	229,101
Working capital loan	1,032,500	100,000
Total Current Liabilities	2,565,011	726,828

Deferred underwriter commission	2,587,500	2,587,500

Total Liabilities	5,152,511	3,314,328

Commitments and Contingencies

Class A common stock subject to possible redemption; 5,044,014 and 8,625,000 shares (at $10.15 per share)	51,196,742	87,543,750

Stockholders’ Equity (Deficit)
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 476,250 shares issued and outstanding (excluding 5,044,014 and 8,625,000 shares subject to possible redemption, respectively)	48	48
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	-	-
Accumulated deficit	(3,218,556)	(2,239,115)
Total Stockholders’ Deficit	(3,218,292)	(2,238,851)
Total Liabilities and Stockholders’ Deficit	$53,130,961	$88,619,227

The accompanying notes are an integral part of these unaudited financial statements.

DUET ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operating costs	$(1,017,814)	$(530,612)	$(1,452,333)	$(922,954)
Franchise tax	(50,000)	-	(100,000)	(1,475)
Loss from Operations	(1,067,814)	(530,612)	(1,552,333)	(924,429)

Other Income
Interest earned on marketable securities held in trust account	850,973	122,408	1,736,977	150,460
Net Income (Loss) before income tax provision	(216,841)	(408,204)	184,644	(773,969)
Income tax provision	(168,204)	-	(343,765)	-
Net Loss	$(385,045)	$(408,204)	$(159,121)	$(773,969)

Weighted average shares outstanding of Class A common stock	6,236,461	9,101,250	6,236,461	7,938,313
Basic and diluted net income (loss) per common stock	$(0.05)	$(0.03)	$(0.02)	$(0.07)
Weighted average shares outstanding of Class B common stock	2,156,250	2,156,250	2,156,250	2,156,250
Basic and diluted net income (loss) per common stock	$(0.05)	$(0.05)	$(0.02)	$(0.09)

The accompanying notes are an integral part of these unaudited financial statements.

DUET ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022 (audited)	476,250	48	2,156,250	$216	$-	$(2,239,115)	$(2,238,851)
Net income	-	-	-	-	-	225,923	225,923
Balance – March 31, 2023 (unaudited)	476,250	48	2,156,250	216	-	(2,013,192)	(2,012,928)
Remeasurement of Class A Common Stock Subject to Redemption	-	-	-	-	-	(820,319)	(820,319)
Net loss	-	-	-	-	-	(385,045)	(385,045)
Balance – June 30, 2023 (unaudited)	476,250	48	2,156,250	216	-	(3,218,556)	(3,218,292)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	-	-	2,156,250	$216	$24,784	$(1,523)	$23,477
Sale of Units in Initial Public Offering, net of offering costs	8,625,000	863	-	-	86,249,138	-	86,250,000
Class A Common Stock subject to possible redemption	(8,625,000)	(863)	-	-	(87,542,888)	-	(87,543,750)
Sale of Private Placement Units	390,000	39	-	-	3,899,961	-	3,900,000
Representative share	86,250	9	-	-	862,491	-	862,500
Offering and underwriting costs	-	-	-	-	(2,674,015)	-	(2,674,015)
Deferred underwriting commission	-	-	-	-	(2,587,500)	-	(2,587,500)
Re-classification	-	-	-	-	1,768,029	(1,768,029)	-
Net loss	-	-	-	-	-	(365,765)	(365,765)
Balance – March 31, 2022 (unaudited)	476,250	48	2,156,250	216	-	(2,135,317)	(2,135,053)
Net loss	-	-	-	-	-	(408,204)	(408,204)
Balance – June 30, 2022 (unaudited)	476,250	48	2,156,250	216	-	(2,543,521)	(2,543,257)

The accompanying notes are an integral part of these unaudited financial statements.

DUET ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(159,121)	$(773,969)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(1,736,977)	(150,460)
Interest withdraw from the Trust Account	620,245	-
Changes in operating assets and liabilities:
Accounts payable	(13,773)	452,269
Accrued expenses	1,041,184	-
Prepaid expenses	-	(15,000)
Franchise tax payable	(180,493)	-
Income tax payable	58,765	-
Net cash used in operating activities	(370,170)	(487,160)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	36,347,008
Investment of cash in Trust Account	(525,000)	(87,571,802)
Net cash used in investing activities	35,822,008	(87,571,802)

Cash flows from financing activities:
Proceeds from working capital loan	932,500	-
Redemption of Class A common stock	(36,347,008)
Proceeds from sale of Units, net of IPO costs	-	84,660,072
Proceeds from sale of private placement units	-	3,900,000
Repayment of promissory note – related party	-	(193,535)
Net cash provided by financing activities	(35,414,508)	88,366,537

Net change in cash	37,330	307,575
Cash at the beginning of the period	27,066	25,000
Cash at the end of the period	$64,396	$332,575

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$-	$2,587,500
Initial Classification of Class A ordinary shares subject to redemption	$-	$87,543,750
Deferred offering costs paid for by Promissory note – related party	$-	$3,058
Remeasurement of Class A ordinary shares subject to redemption	$820,319	$87,543,750

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from September 20, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $818,211 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2023, we have available to us $64,396 of cash on our balance sheet and a working capital deficit of $2,500,615.

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

Going Concern, Liquidity and Capital Resources

As of June 30, 2023, the Company had $64,396 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $190,478 under the Note (as defined in Note 5). Following the IPO of the Company on January 24, 2022 (as described in Note 1), a total of $193,535 under the promissory note was repaid on January 24, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2023, there were $1,032,500 outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination, however this cannot be guaranteed.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. At June 30, 2023 and December 31, 2022, the balance in the Trust Account was $53,066,565 and $88,592,161, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was 77.57% and nil for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 186.18% and nil for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to transaction costs and the valuation allowance on the deferred tax assets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, and is therefore classified as temporary equity on condensed consolidated balance sheet.

On December 31, 2022, there are 476,250 shares of Class A Common Stock related to the Private Placement Units outstanding, which are not subject to redemption, and 8,625,000 shares of Class A Common Stock outstanding, which are subject to possible redemption. On April 19, 2023, the Company held a special meeting of its stockholders in connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 3,580,986 shares of the Company’s Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $10.38 per share, for an aggregate of approximately $37,167,327. On June 30, 2023, there are 476,250 shares of Class A Common Stock related to the Private Placement Units outstanding, which are not subject to redemption, and 5,044,014 shares of Class A Common Stock outstanding, which are subject to possible redemption.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2023 and December 31,2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

	June 30,	December 31,
	2023	2022
Contingently redeemable Class A Common Stock – Opening Balance	$87,543,750	$87,543,750
Less:
Redemption of Class A common stock, including interest	(37,167,327)	-
Plus:
Re-measurement of carrying value to redemption value	820,319	-
Contingently redeemable Class A Common Stock - Ending Balance	51,196,742	87,543,750

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At June 30, 2023 and June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On June 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Promissory Note – Related Party

On October 1, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. As of June 30, 2023, the Company had borrowed $190,478 under the promissory note with the Sponsor which was repaid on January 24, 2023.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there was $1,032,500 and $100,000 outstanding under the Working Capital Loans, respectively.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to DUET Partners LLC, the Sponsor $10,000 per month for these services during the 15-month period to complete a business combination. For three and six months ended June 30, 2023, the Company had paid $30,000 and $60,000 for administrative services, respectively. For three and six months ended June 30, 2022, the Company had paid $30,000 and $60,000 for administrative services, respectively.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock — Our amended and restated memorandum and articles of association authorize the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On June 30, 2023 and December 31, 2022, there were 476,250 shares of Class A Common Stock issued and outstanding, excluding 5,044,014 and 8,625,000 shares of Class A Common Stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 2,156,250 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Public Offering.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identified any subsequent events that would have required adjustment or disclosure in the financial statements other than as described below.

On July 6, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), entered into a binding letter of intent (the “Letter of Intent”) with Fenix 360 Pte Ltd, a Singapore-based social media company that provides artists and other creators with a platform to build and connect with their audience (“Fenix”). Pursuant to the Letter of Intent, the Company will acquire 100% of the outstanding equity interests of Fenix in a proposed business combination (the “Proposed Business Combination”). Consummation of the Proposed Business Combination shall be subject to the execution of a mutually satisfactory definitive business combination agreement by the Company and Fenix (a “Definitive Agreement”).

On July 6, 2023, DUET Partners LLC (the “Sponsor”) and Fenix entered into a convertible note purchase agreement (the “Note Purchase Agreement”), pursuant to which Fenix agreed to loan $200,000 to the Sponsor at the signing of the Letter of Intent and an additional $800,000 at the signing of the Definitive Agreement. In addition, in order to finance any further extensions in connection with the Proposed Business Combination, Fenix shall at its discretion, loan funds as may be required up to another $500,000. The Sponsor will sell and issue to Fenix one or more unsecured, non-interest-bearing notes in connection with the aforementioned loans, with an aggregate principal amount of up to $1,500,000 (the “Fenix Notes”).

On July 6, 2023, the Company issued a promissory note (the “Promissory Note”) in the principal amount of $1,500,000 to DUET Partners LLC (the “Sponsor”). The Promissory Note was issued to provide the Company with additional working capital, and the funds provided in accordance therewith will not be deposited into the Company’s trust account. The Company issued the Promissory Note in consideration for a loan from the Sponsor to fund the Company’s extension costs and working capital requirements. The Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before July 23, 2023 (subject to the extension of the period in which the Company must complete its initial business combination pursuant to the Company’s governing documents, or such later liquidation date as may be approved by the Company’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Promissory Note may be converted into units of the Company (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Promissory Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units.

On July 12, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Comany to extend the period of time it has to consummate its initial business combination by one month from July 24, 2023 to August 24, 2023 (the “Monthly Extension”). The Monthly Extension is the fourth of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended.

For further information please refer to 8-K filing made on July 6, 2023.

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

Business Combination Period

At a special meeting of the Company’s stockholders held on April 19, 2023, the stockholders of the Company approved the First Amendment to the Amended and Restated Certificate of Incorporation of the Company, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Initial Public Offering (the “Business Combination Period”) from April 24, 2023 up to nine (9) one-month extensions to January 24, 2024. In connection with approval of the First Amendment to the Amended and Restated Certificate of Incorporation of the Company, DUET Partners LLC (the “Sponsor”) caused $175,000 to be deposited in the Trust Account. On July 12, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 24, 2023 to August 24, 2023 (the “Monthly Extension”). The Monthly Extension is the fourth of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended.

Letter of Intent

On July 6, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), entered into a binding letter of intent (the “Letter of Intent”) with Fenix 360 Pte Ltd, a Singapore-based social media company that provides artists and other creators with a platform to build and connect with their audience (“Fenix”). Pursuant to the Letter of Intent, the Company will acquire 100% of the outstanding equity interests of Fenix in a proposed business combination (the “Proposed Business Combination”). Consummation of the Proposed Business Combination shall be subject to the execution of a mutually satisfactory definitive business combination agreement by the Company and Fenix (a “Definitive Agreement”).

Pursuant to the Letter of Intent, the total consideration to be provided to Fenix’s equity holders (including holders of stock options) in the Proposed Business Combination will be $600,000,000, or such other amount as agreed to by the parties and confirmed by the independent fairness opinion provider, and approved by the board of the Company. Pursuant to the Letter of Intent, the parties have agreed to work exclusively with each other, and not to entertain other proposals and opportunities until the earlier of the termination or the expiration of the Letter of Intent. The Letter of Intent also includes customary provisions related to confidentiality and expenses.

The Company expects to announce additional details regarding the Proposed Business Combination when a Definitive Agreement is executed. Completion of the Proposed Business Combination will be subject to, among other matters, the completion of due diligence, the negotiation of a Definitive Agreement, satisfaction of the conditions negotiated therein and requisite approval of the Proposed Business Transaction by board and stockholders of the Company and Fenix, as applicable. There can be no assurance that a Definitive Agreement will be entered into or that the Proposed Business Combination will be consummated on the terms or timeframe currently contemplated, or at all.

The foregoing description of the Letter of Intent does not purport to be complete and is qualified in its entirety by the full text of the Letter of Intent, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Convertible Note Purchase Agreement

On July 6, 2023, DUET Partners LLC (the “Sponsor”) and Fenix entered into a convertible note purchase agreement (the “Note Purchase Agreement”), pursuant to which Fenix agreed to loan $200,000 to the Sponsor at the signing of the Letter of Intent and an additional $800,000 at the signing of the Definitive Agreement. In addition, in order to finance any further extensions in connection with the Proposed Business Combination, Fenix shall at its discretion, loan funds as may be required up to another $500,000. The Sponsor will sell and issue to Fenix one or more unsecured, non-interest-bearing notes in connection with the aforementioned loans, with an aggregate principal amount of up to $1,500,000 (the “Fenix Notes”).

The Note Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations by each party thereto. The representations and warranties contained therein were made only for the purposes of the Note Purchase Agreement, and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain limitations set forth therein.

The Fenix Notes are due and payable by the Sponsor upon the closing of the Proposed Business Combination between the Company and Fenix (the “Maturity Date”). The Fenix Notes are convertible into ordinary shares of the Company pursuant to terms that will be set forth in the Definitive Agreement. The Fenix Notes will be cancelled and the principal amount of the loans disbursed by the Sponsor to the Company (as described below in the section titled “Promissory Note”) shall be forgiven, and the balance of the principal amount of the Fenix Notes not disbursed by the Sponsor to the Company will be returned to Fenix (i) in the event that a Definitive Agreement is not signed by July 31, 2023 or such later date that may be mutually agreed between the parties), (ii) if a Definitive Agreement is entered into and then subsequently terminated by the Company, or (iii) if the PCAOB audited financial statements of Fenix have not been delivered by the date mutually agreed between the parties and stipulated in the Business Combination Agreement.

The issuance of the Fenix Notes will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The foregoing descriptions of the Note Purchase Agreement and the Fenix Notes are summaries only and are qualified in their entirety by the full text of the Note Purchase Agreement and the form of the Fenix Notes which is attached to the Note Purchase Agreement, a copy of which is attached as Exhibit 10.2 hereto and is incorporated herein by reference.

Promissory Note

On July 6, 2023, the Company issued a promissory note (the “Promissory Note”) in the principal amount of $1,500,000 to the Sponsor. The Promissory Note was issued to provide the Company with additional working capital, and the funds provided in accordance therewith will not be deposited into the Company’s trust account. The Company issued the Promissory Note in consideration for a loan from the Sponsor to fund the Company’s extension costs and working capital requirements. The Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before July 23, 2023 (subject to the extension of the period in which the Company must complete its initial business combination pursuant to the Company’s governing documents, or such later liquidation date as may be approved by the Company’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Promissory Note may be converted into units of the Company (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Promissory Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units.

The issuance of the Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The foregoing description is a summary only and is qualified in its entirety by the full text of the Promissory Note, a copy of which is attached as Exhibit 10.3 hereto and is incorporated herein by reference.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target company for a business combination, and activities related to the Merger Agreement and the Termination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three-month period ended June 30, 2023, we had a net loss of $385,045, which consisted of formation and operating costs of $1,017,814, franchise tax cost of $50,000, income tax provision of $168,204 and interest earned on investments held of $850,973.

For the six-month period ended June 30, 2023, we had a net loss of $159,121, which consisted of formation and operating costs of $1,452,333, franchise tax cost of $100,000, income tax provision of $343,765 and interest earned on investments held of $1,736,977.

For the three-month period ended June 30, 2022, we had a net loss of $408,204, which consisted of formation and operating costs of $530,612 and interest earned on investments held of $122,408.

For the six-month period ended June 30, 2022, we had a net loss of $773,969, which consisted of formation and operating costs of $922,954, franchise tax cost of $1,475, and interest earned on investments held of $150,460.

Going Concern, Liquidity and Capital Resources

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

For the six-month period ended June 30, 2023, cash used in operating activities was $370,170. For the six-month period ended June 30, 2022, cash used in operating activities was $487,160.

As of June 30, 2023 and December 31, 2022, we had investments of $53,066,565 and $88,592,161 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the three and six months ended June 30, 2023, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023 and December 31, 2022, we had cash of $64,396 and $27,006 held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

We currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination, however this cannot be guaranteed.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2023, there was no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2022)
3.2	Amendment to the Amended and Restated Certificate of Incorporation dated April 20, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2023)
3.3	Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 3, 2021)
10.1	Amendment No. 1 to the Investment Management Trust Agreement dated April 20, 2023 by and between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DUET ACQUISITION CORP.
Date: August 14, 2023	By:	/s/ Yeoh Oon Lai
Yeoh Oon Lai
Co-Chief Executive Officer

Date: August 14, 2023	By:	/s/ Dharmendra Magasvaran
Dharmendra Magasvaran
Co-Chief Executive Officer

Date: August 14, 2023	By:	/s/ Lee Keat Hin
Lee Keat Hin
Chief Financial Officer

