Form 10-Q
period 2023-09-30
DUET Acquisition Corp.
filed 2023-11-03
CIK 1890671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, there were 5,434,014 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”), and 2,156,250 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding (the “Class B Common Stock”).

DUET ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUET ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Current Assets
Cash	$171,645	$27,066
Total Current Assets	$171,645	$27,066

Cash and Marketable Securities held in trust account	54,258,230	88,592,161

Total Assets	$54,429,875	$88,619,227

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$1,365,512	$25,000
Account payable	168,747	182,520
Franchise tax payable	19,714	190,207
Income tax payable	287,866	229,101
Extension loan	700,000	-
Working capital loan	1,157,500	100,000
Total Current Liabilities	3,699,339	726,828

Deferred underwriter commission	2,587,500	2,587,500

Total Liabilities	6,286,839	3,314,328

Commitments and Contingencies

Class A common stock subject to possible redemption; 5,044,014 and 8,625,000 shares (at $10.15 per share)	51,196,742	87,543,750

Stockholders’ Equity (Deficit)
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 476,250 shares issued and outstanding (excluding 5,044,014 and 8,625,000 shares subject to possible redemption, respectively)	48	48
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding	216	216

Additional paid-in capital	-	-
Accumulated deficit	(3,053,970)	(2,239,115)
Total Stockholders’ Deficit	(3,053,706)	(2,238,851)
Total Liabilities and Stockholders’ Deficit	$54,429,875	$88,619,227

The accompanying notes are an integral part of these unaudited financial statements.

DUET ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2023	2022	2023	2022

Formation and operating costs	$(437,179)	$(83,864)	$(1,889,511)	$(1,006,818)
Franchise tax	(50,000)	-	(150,000)	(1,475)
Loss from Operations	(487,179)	(83,864)	(2,039,511)	(1,008,293)

Other Income
Interest earned on marketable securities held in trust account	685,765	461,831	2,422,741	612,292
Net Income (Loss) before income tax provision	198,586	377,967	383,230	(396,001)
Income tax provision	(34,000)	-	(377,765)	-
Net Profit (Loss)	$164,586	$377,967	$5,465	$(396,001)

Weighted average shares outstanding of Class A common stock	5,520,264	9,101,250	6,942,126	8,331,659
Basic and diluted net income (loss) per common stock	$0.02	$0.04	$0.00	$(0.02)
Weighted average shares outstanding of Class B common stock	2,156,250	2,156,250	2,156,250	2,156,250
Basic and diluted net income (loss) per common stock	$0.02	$(0.01)	$0.00	$(0.10)

The accompanying notes are an integral part of these unaudited financial statements.

DUET ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022 (audited)	476,250	48	2,156,250	$216	$-	$(2,239,115)	$(2,238,851)
Net income	-	-	-	-	-	225,923	225,923
Balance – March 31, 2023 (unaudited)	476,250	48	2,156,250	216	-	(2,013,192)	(2,012,928)
Remeasurement of Class A Common Stock Subject to Redemption	-	-	-	-	-	(820,319)	(820,319)
Net loss	-	-	-	-	-	(385,045)	(385,045)
Balance – June 30, 2023 (unaudited)	476,250	48	2,156,250	216	-	(3,218,556)	(3,218,292)
Net income	-	-	-	-	-	164,586	164,586
Balance – September 30, 2023 (unaudited)	476,250	48	2,156,250	216	-	(3,053,970)	(3,053,706)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	-	-	2,156,250	$216	$24,784	$(1,523)	$23,477
Sale of Units in Initial Public Offering, net of offering costs	8,625,000	863	-	-	86,249,138	-	86,250,000
Class A Common Stock subject to possible redemption	(8,625,000)	(863)	-	-	(87,542,888)	-	(87,543,750)
Sale of Private Placement Units	390,000	39	-	-	3,899,961	-	3,900,000
Representative share	86,250	9	-	-	862,491	-	862,500
Offering and underwriting costs	-	-	-	-	(2,674,015)	-	(2,674,015)
Deferred underwriting commission	-	-	-	-	(2,587,500)	-	(2,587,500)
Re-classification	-	-	-	-	1,768,029	(1,768,029)	-
Net loss	-	-	-	-	-	(365,765)	(365,765)
Balance – March 31, 2022 (unaudited)	476,250	48	2,156,250	216	-	(2,135,317)	(2,135,053)
Net loss	-	-	-	-	-	(408,204)	(408,204)
Balance – June 30, 2022 (unaudited)	476,250	48	2,156,250	216	-	(2,543,521)	(2,543,257)
Net loss	-	-	-	-	-	377,967	377,967
Balance – September 30, 2022 (unaudited)	476,250	48	2,156,250	216	-	(2,165,554)	(2,165,290)

The accompanying notes are an integral part of these unaudited financial statements.

DUET ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	For the Nine months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$5,465	$(396,001)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(2,422,741)	(612,292)
Interest withdrawn from the Trust Account	639,345	-
Changes in operating assets and liabilities:
Accounts payable	(13,773)	165,723
Accrued expenses	1,340,511	-
Franchise tax payable	(170,493)	-
Income tax payable	58,765	-
Net cash used in operating activities	(562,921)	(842,570)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	36,347,008
Investment of cash in Trust Account	(1,050,000)	(87,571,802)
Net cash provided by (used in) investing activities	35,297,008	(87,571,802)

Cash flows from financing activities:
Proceeds from working capital loan	1,057,500	50,000
Proceeds from extension loan	700,000	-
Redemption of Class A common stock	(36,347,008)	-
Proceeds from sale of Units, net of IPO costs	-	84,660,072
Proceeds from sale of private placement units	-	3,900,000
Repayment of promissory note – related party	-	(193,535)
Net cash (used in) provided by financing activities	(34,589,508)	88,416,537

Net change in cash	144,579	2,165
Cash at the beginning of the period	27,066	25,000
Cash at the end of the period	$171,645	$27,165

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$-	$2,587,500
Initial Classification of Class A ordinary shares subject to redemption	$-	$87,543,750
Deferred offering costs paid for by Promissory note – related party	$-	$3,058
Remeasurement of Class A ordinary shares subject to redemption	$820,319	$-

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from September 20, 2021 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $818,211 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2023, we have available to us $171,645 of cash on our balance sheet and a working capital deficit of $3,702,694.

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

On April 19, 2023, the Company held a virtual special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the stockholders of the Company approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Offering from April 24, 2023 to January 24, 2024, or such earlier date as determined by the board of directors, pursuant to nine one-month extensions, provided that (i) the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (x) $175,000 or (y) $0.055 per share for each public share that was not redeemed in connection with the Special Meeting for each such one-month extension, unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with.

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

Going Concern, Liquidity and Capital Resources

As of September 30, 2023, the Company had $171,645 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $190,478 under the Note (as defined in Note 5). Following the IPO of the Company on January 24, 2022 (as described in Note 1), a total of $193,535 under the promissory note was repaid on January 24, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2023, there was $1,157,500 outstanding under the Working Capital Loans.

Based on the foregoing, management believes there is substantial doubt that the Company will have sufficient working capital and borrowing capacity to meet its needs through the consummation of a Business Combination. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates a substantial doubt about the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination, however this cannot be guaranteed.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. At September 30, 2023 and December 31, 2022, the balance in the Trust Account was $54,258,230 and $88,592,161, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was 17.12% and nil for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate was 98.57% and nil for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to transaction costs and the valuation allowance on the deferred tax assets.

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

On December 31, 2022, there are 476,250 shares of Class A Common Stock related to the Private Placement Units outstanding, which are not subject to redemption, and 8,625,000 shares of Class A Common Stock outstanding, which are subject to possible redemption. On April 19, 2023, the Company held a special meeting of its stockholders in connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 3,580,986 shares of the Company’s Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $10.38 per share, for an aggregate of approximately $37,167,327. On September 30, 2023, there are 476,250 shares of Class A Common Stock related to the Private Placement Units outstanding, which are not subject to redemption, and 5,044,014 shares of Class A Common Stock outstanding, which are subject to possible redemption.

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

As of September 30, 2023 and December 31,2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

	September 30,	December 31,
	2023	2022
Contingently redeemable Class A Common Stock – Opening Balance	$87,543,750	$87,543,750
Less:
Redemption of Class A common stock, including interest	(37,167,327)	-
Plus:
Re-measurement of carrying value to redemption value	820,319	-
Contingently redeemable Class A Common Stock - Ending Balance	51,196,742	87,543,750

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At September 30, 2023 and September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On September 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Promissory Note – Related Party

On October 1, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. As of September 30, 2023, the Company had borrowed $190,478 under the promissory note with the Sponsor which was repaid on January 24, 2022.

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

On July 6, 2023, the Company issued a promissory note (the “Promissory Note”) in the principal amount of $1,500,000 to DUET Partners LLC (the “Sponsor”). The Promissory Note was issued to provide the Company with additional working capital, and the funds provided in accordance therewith will not be deposited into the Company’s trust account. The Company issued the Promissory Note in consideration for a loan from the Sponsor to fund the Company’s extension costs and working capital requirements. The Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before July 23, 2023 (subject to the extension of the period in which the Company must complete its initial business combination pursuant to the Company’s governing documents, or such later liquidation date as may be approved by the Company’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Promissory Note may be converted into units of the Company (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Promissory Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units. As of September 30, 2023 and December 31, 2022, there was $1,157,500 and $100,000 outstanding under the Working Capital Loans, respectively.

As described in Note 1, on April 19, 2023, the Stockholders of the Company approved the Extension Amendment and the Trust Amendment to allow the Company to extend the deadline from April 24, 2023 to January 24, 2024, or such earlier date as determined by the board of directors, pursuant to nine one-month extensions, provided that (i) the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (x) $175,000 or (y) $0.055 per share for each public share that was not redeemed in connection with the Special Meeting for each such one-month extension, unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. As of September 30, 2023 and December 31, 2022, there was $1,050,000 and nil outstanding under the Extension Loans, respectively.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to DUET Partners LLC, the Sponsor $10,000 per month for these services during the 15-month period to complete a business combination. For three and nine months ended September 30, 2023, the Company had paid $30,000 and $90,000 for administrative services, respectively. For three and nine months ended September 30, 2022, the Company had paid $30,000 and $90,000 for administrative services, respectively.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock — Our amended and restated memorandum and articles of association authorize the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 30, 2023 and December 31, 2022, there were 476,250 shares of Class A Common Stock issued and outstanding, excluding 5,044,014 and 8,625,000 shares of Class A Common Stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 2,156,250 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Public Offering.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than as described below.

On October 13, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from October 24, 2023 to November 24, 2023 (the “Monthly Extension”). The Monthly Extension is the seventh of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended.

For further information please refer to 8-K filing made on October 18, 2023.

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

Business Combination Period

At a special meeting of the Company’s stockholders held on April 19, 2023, the stockholders of the Company approved the First Amendment to the Amended and Restated Certificate of Incorporation of the Company, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Initial Public Offering (the “Business Combination Period”) from April 24, 2023 up to nine (9) one-month extensions to January 24, 2024. In connection with approval of the First Amendment to the Amended and Restated Certificate of Incorporation of the Company, DUET Partners LLC (the “Sponsor”) caused $175,000 to be deposited in the Trust Account. On October 13, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from October 24, 2023 to November 24, 2023 (the “Monthly Extension”). The Monthly Extension is the seventh of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended.

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

For further information please refer to 8-K filing made on July 7, 2023.

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

The Fenix Notes are due and payable by the Sponsor upon the closing of the Proposed Business Combination between the Company and Fenix (the “Maturity Date”). The Fenix Notes are convertible into ordinary shares of the Company pursuant to terms that will be set forth in the Definitive Agreement. The Fenix Notes will be cancelled and the principal amount of the loans disbursed by the Sponsor to the Company (as described below in the section titled “Promissory Note”) shall be forgiven, and the balance of the principal amount of the Fenix Notes not disbursed by the Sponsor to the Company will be returned to Fenix (i) in the event that a Definitive Agreement is not signed by July 31, 2023 (or such later date that may be mutually agreed between the parties), (ii) if a Definitive Agreement is entered into and then subsequently terminated by the Company, or (iii) if the PCAOB audited financial statements of Fenix have not been delivered by the date mutually agreed between the parties and stipulated in the Business Combination Agreement.

The issuance of the Fenix Notes will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

For further information please refer to 8-K filing made on July 7, 2023.

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

For further information please refer to 8-K filing made on July 7, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target company for a business combination, and activities related to the Merger Agreement and the Termination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three-month period ended September 30, 2023, we had a net income of $164,586, which consisted of formation and operating costs of $437,179, franchise tax cost of $50,000, income tax provision of $34,000 and interest earned on investments held of $685,765.

For the nine-month period ended September 30, 2023, we had a net income of $5,465, which consisted of formation and operating costs of $1,889,511, franchise tax cost of $150,000, income tax provision of $377,765 and interest earned on investments held of $2,422,741.

For the three-month period ended September 30, 2022, we had a net income of $377,967, which consisted of formation and operating costs of $83,864 and interest earned on investments held of $461,831.

For the nine-month period ended September 30, 2022, we had a net loss of $396,001, which consisted of formation and operating costs of $1,006,818, franchise tax cost of $1,475, and interest earned on investments held of $612,292.

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

For the nine-month period ended September 30, 2023, cash used in operating activities was $562,921. For the nine-month period ended September 30, 2022, cash used in operating activities was $842,570.

As of September 30, 2023 and December 31, 2022, we had investments of $54,258,230 and $88,592,161 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the three and nine months ended September 30, 2023, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023 and December 31, 2022, we had cash of $171,645 and $27,006 held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2023, there was no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

DUET ACQUISITION CORP.

Date: November 3, 2023	By:	/s/ Yeoh Oon Lai
Yeoh Oon Lai
Co-Chief Executive Officer

Date: November 3, 2023	By:	/s/ Dharmendra Magasvaran
Dharmendra Magasvaran
Co-Chief Executive Officer

Date: November 3, 2023	By:	/s/ Lee Keat Hin
Lee Keat Hin
Chief Financial Officer

