Form 10-K
period 2023-12-31
DUET Acquisition Corp.
filed 2024-04-01
CIK 1890671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 001-41237

DUET ACQUISITION CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2744116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

V03-11-02, Designer Office. V03, Lingkaran SV, Sunway Velocity, Kuala Lumpur, Malaysia	55100
(Address of Principal Executive Office)	(Zip Code)

+60-3-9201-1087

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	DUETU	The Nasdaq Stock Market LLC

Class A Common Stock, $0.0001 par value per share	DUET	The Nasdaq Stock Market LLC

Redeemable Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	DUETW	The Nasdaq Stock Market LLC

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s units held by non-affiliates was approximately $53.0 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s shares as of that date.

As of March 29, 2024, 1,673,336 shares of Class A common stock, $0.0001 per share par value, and 2,156,250 shares of Class B common stock, $0.0001 par value, were issued and outstanding, respectively.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I - Item 1A. Risk Factors” in this Annual Report.

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

● Our sponsor, DUET Partners LLC, is controlled by non-U.S. person and has substantial ties to non-U.S. persons in Malaysia. As much, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States, and ultimately prohibited.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us, “and “our” refer to DUET Acquisition Corp.

Overview

We are a blank check company incorporated in September 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities, activities related to our initial public offering, and the pursuit of our initial business combination.

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

As of December 31, 2023, we had not commenced operations other than our activities related to our formation, initial public offering, and the pursuit of our initial business combination.

The Company’s sponsor is DUET Partners LLC, a Delaware limited liability company (the “Sponsor”). Our management team is led by our Co-Chief Executive Officers, Yeoh Oon Lai and Dharmendra Magasvaran.

Mr. Yeoh has been serving as Co-Chief Executive Officer of DUET Acquisition Corp. since November 2021. Prior to this, Mr. Yeoh has served in multiple C Level roles in consumer retail and entertainment with a stellar track record in commercial leadership and extensive multi-category, multi-format, and channel experience. He brings over two decades of deep strategic and operational experience in the consumer industry to the Company’s management team. Mr. Yeoh was the Chief Executive Officer of TGV Cinemas from September 2017 to August 2020 (a leading cinema chain under the Usaha Tegas Group owned by Ananda Krishnan). During his tenure, for the fiscal years of 2018 and 2019, TGV Cinemas attained its highest levels of revenue and profitability in its twenty-five-year history, whilst accelerating a transformative digital and technology strategy. Mr. Yeoh served as Chief Executive Officer of FJ Benjamin (M) (a specialty retail group in Southeast Asia) from November 2012 to April 2017, overseeing a portfolio of notable brands across the fashion to luxury spectrum (Guess, Superdry, Gap, Banana Republic, La Senza, Celine, Loewe, Marc Jacobs, and Bell & Ross). During this period, as the SEA Superdry head, he spearheaded the successful multi-market launch of Superdry in three Southeast Asia territories-Malaysia, Singapore and Indonesia. From February 2010 to November 2012, Mr. Yeoh was the Country Head of Esprit de Corp (M), a global apparel brand with a long history in Asia. His tenure resulted in three years of record profitability for the local subsidiary. As the Country Head and Managing Director of Fossil Time (M) from November 2006 to February 2010, Mr. Yeoh led the pioneering team which built the Fossil retail business locally and was recognized as the best operating subsidiary in Asia in 2009 within the Fossil Asia Group. Mr. Yeoh earned a BBA in Finance from the University of Texas at Austin and was also an ASEAN scholar during his early education in Singapore.

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

Termination of Prior Merger Agreement

As previously disclosed, on July 25, 2022, we entered into a definitive Business Combination Agreement and Plan of Merger (the “AnyTech Merger Agreement”) with Millymont Limited, a private limited company incorporated in Ireland (“Holdco”), Duet Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdco, J. Streicher Technical Services, LLC, a Delaware limited liability company, Anteco Systems, S.L., trading as AnyTech365, a company incorporated in Spain and registered at the Commercial Registry of Malaga under reference MA-122108, Miguel Ángel Casales Ruiz and Thomas Marco Balsloev, as the sellers’ representatives, and Lee Keat Hin, as the Company’s representative.

On April 6, 2023, the Company provided the other parties with written notice of the termination of the AnyTech Merger Agreement pursuant to Section 11.1 thereof (the “Termination”). No party will be required to pay another party a termination fee as a result of the Termination. The termination of the AnyTech Merger Agreement also terminates and makes void certain ancillary agreements entered into in connection.

Proposed Business Combination

As previously disclosed, we entered into a binding letter of intent with Fenix 360 Pte. Ltd., a Singapore private company limited by shares (the “Target”), on July 6, 2023, pursuant to which we agreed to acquire all of the outstanding equity interests of the Target. On November 28, 2023, we and the Target entered into a definitive Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”).

Domestication

Pursuant to and upon the closing (the “Closing”) of the transactions contemplated in the Business Combination Agreement (collectively, the “Business Combination”), we will transfer by way of continuation from the State of Delaware to the Cayman Islands and domesticate (the “Domestication”) as a Cayman Islands exempted company limited by shares in accordance with Section 390 of the Delaware General Corporation Law, as amended, and Part XII of the Cayman Islands Companies Act, as amended (the “Cayman Companies Act”).

In connection with the Domestication, (a) each share of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), that is issued and outstanding immediately prior to the Domestication shall become one ordinary share of us (the “DUET Ordinary Shares”), (b) each share of our Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), that is issued and outstanding immediately prior to the Domestication shall become one DUET Ordinary Share, (c) each warrant of the Company that is outstanding immediately prior to the Domestication shall, from and after the Domestication, represent the right to purchase one DUET Ordinary Share at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the Warrant Agreement, dated January 19, 2022 by and between us and Continental Stock Transfer & Trust Company, and (d) our governing documents shall be amended and restated in the form of the amended and restated memorandum and articles of association to be mutually agreed between the parties to the Business Combination Agreement (the “DUET A&R Charter”), and, as so amended and restated, the DUET A&R Charter will be the memorandum and articles of association of the Company until thereafter amended in accordance with the terms thereof and the Cayman Companies Act.

Business Combination

Pursuant to the Business Combination Agreement, as consideration for the Business Combination, the shareholders of the Target (each, a “Target Shareholder” and, together, the “Target Shareholders”) are entitled to receive an aggregate of 61,000,000 DUET Ordinary Shares, valued at $10.00 per share for an aggregate value equal to $610,000,000. Each Target Shareholder will be entitled to receive, in accordance with terms of the Business Combination Agreement, one DUET Ordinary Share for each share of the Target (the “Target Ordinary Shares”) held by such Target Shareholder (the “Exchange Consideration”). As of the Effective Time (as defined in the Business Combination Agreement), each Target Shareholder, upon receiving the Exchange Consideration, shall cease to have any other rights in and to the Target.

Upon the terms and subject to the conditions of the Business Combination Agreement, at or prior to the Closing, each Target Shareholder will deliver to Continental Stock Transfer & Trust Company (the “Exchange Agent”) a share exchange agreement in the form mutually agreed to between the Parties that has been duly executed by that Target Shareholder, surrender any original certificates for the Target Ordinary Shares held by such Target Shareholder, and deliver such other documents reasonably requested by the Company. In exchange, the Company will issue and cause the Exchange Agent to deliver to each Target Shareholder the amount of DUET Ordinary Shares due to such Target Shareholder pursuant to the Business Combination Agreement.

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

In the event the Business Combination is not consummated, we believe that there is a large pool of quality initial business combination targets looking for exit opportunities with an increasing number of private equity (or PE) and venture capital (or VC) activities in those certain regions, which provides us opportunities given what we believe are the limited exit options for mid-market companies in the region. Also, we believe that the technology and tech enabled industries represent a particularly attractive deal sourcing environment that will allow us to leverage our team’s skill sets and experience to identify an initial business combination which can potentially serve as a strong platform for future add-on acquisitions.

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

Initial Business Combination Period

We initially had up to 24 months from the closing of the Initial Public Offering to consummate an initial business combination (as subsequently extended, the “Combination Period”). However, if we anticipate that we may not be able to consummate our initial business combination within the Combination Period, we may, by resolution of our board of directors if requested by our Sponsor, extend the period of time we will have to consummate an initial business combination by an additional 3 months, subject to our Sponsor purchasing additional Private Placement Units in connection with such extension. Our stockholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order to extend the period of time to consummate an initial business combination in such a manner, our Sponsor, upon no less than five days’ advance notice prior to the applicable deadline, must purchase an additional 86,250 Private Placement Units at $10.00 per unit and deposit the proceeds of such purchase into the Trust Account on or prior to the date of the applicable deadline. Our Sponsor is not obligated to extend the time for us to complete our initial business combination. This structure is unlike the structure of similar blank check companies, which generally are only permitted to extend the time period to complete an initial business combination in connection with an amendment to their certificate of incorporation.

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

On April 19, 2023, the Company held a special meeting of its stockholders (the “First Extension Special Meeting”) at which the stockholders of the Company approved a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Offering from April 24, 2023 to January 24, 2024, or such earlier date as determined by the board of directors, pursuant to nine one-month extensions, provided that (i) the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (x) $175,000 or (y) $0.055 per share for each public share that was not redeemed in connection with the First Extension Special Meeting for each such one-month extension, unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with.

On December 5, 2023, we filed a definitive proxy statement with the SEC in connection with the solicitation of proxies for a Special Meeting of Stockholders, which was held on December 18, 2023 (the “Second Extension Special Meeting”). At the Second Extension Special Meeting, our stockholders were asked to vote on a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from January 24, 2024 to January 24, 2025, subject to twelve one-month extensions. Our public stockholders were given the opportunity to redeem their public shares in connection with such proposal. Upon approval of such proposal, the Sponsor, or its affiliates or permitted designees, were required to deposit into the Trust Account the lesser of (x) $40,000 or (y) $0.04 per share for each public share that was not redeemed in connection with the Second Extension Special Meeting for each such one-month extension.

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

In the event the Business Combination is not consummated, we believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets; provided, however, there is no guarantee that a business combination target will be found or that a business combination will be consummated. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in the data center and technology industries. This network has grown through the activities of our management team having served as directors or officers for numerous publicly-listed and privately-owned companies and experience with acquisitions, divestitures and corporate strategy and implementation.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 24, 2027, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination in the amount of $11.39 million after payment of $2,587,500 of deferred underwriting fee and payment of an aggregate redemption amount of approximately $74.52 million as of December 31, 2023, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2023, the amount in the trust account was approximately $10.89 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and private placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

If the Business Combination is not consummated, we may continue to try to complete an initial business combination with a different target by January 24, 2025, unless we extend the period of time to consummate a business combination beyond such date.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation, as amended, provides that we will have until January 24, 2025, subject to twelve one-month extensions as described in our amended and restated certificate of incorporation, as amended, to complete our initial business combination. If we are unable to complete our initial business combination by January 24, 2025, and our amended and restated certificate of incorporation is not further amended to extend this date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by January 24, 2025.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination by January 24, 2025. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by January 24, 2025.

As discussed above, on April 19, 2023, the stockholders of the Company approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Offering from April 24, 2023 to January 24, 2024, or such earlier date as determined by the board of directors, pursuant to nine one-month extensions, provided that (i) the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (x) $175,000 or (y) $0.055 per share for each public share that was not redeemed in connection with the Special Meeting for each such one-month extension, unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with.

As discussed above, on December 5, 2023, we filed a definitive proxy statement with the SEC in connection with the solicitation of proxies for the Special Meeting held on December 18, 2023, at which our stockholders were asked to vote on the Extension Amendment Proposal. Pursuant to the Extension Amendment Proposal, which was approved, the date by which the Company has to consummate a business combination has been extended from January 24, 2024 to January 24, 2025, subject to twelve one-month extensions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $87,134 held outside the trust account as of December 31, 2023, although we cannot assure you that there will be sufficient funds for such purpose.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor is also not liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account ($87,134 as of December 31, 2023) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 24, 2025 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by January 24, 2025 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by January 24, 2025, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following January 24, 2025 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by January 24, 2025 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by January 24, 2025, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, we will be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 24, 2027, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A Common Stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

● Our sponsor, DUET Partners LLC, is controlled by non-U.S. person and has substantial ties to non-U.S. persons in Malaysia. As such, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States, and ultimately prohibited.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Not applicable.

Item 2. Properties

Our executive offices are located at V03-11-02, Designer Office. V03, Lingkaran SV, Sunway Velocity, Kuala Lumpur, 55100, and our telephone number is +60-3-9201-1087. We have agreed to pay DUET Partners LLC, a total of $10,000 per month for office space, utilities and secretarial and administrative support and the use of this office location is included in such $10,000 monthly payment. As of December 31, 2023, $45,000 has been paid and $75,000 had accrued in connection therewith. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

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

As of March 20, 2024, there were four holders of record of shares of our common stock and one holder of record of our public warrants. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to DUET Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to:

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

On December 18, 2023, the Company held a virtual special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, The Stockholders approved the Charter Amendment at the Special Meeting, changing (A) the structure and cost of the Company’s right to extend the Deadline Date (the “Extension Amendment Proposal”), and (B) the right of the holders of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock” or “Founder Shares”) to convert such shares of Class B Common Stock into shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”) on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”); and (C) the right of the directors of the Company to take any action required to be taken at a meeting of the board of directors (the “Board”) or at a meeting of a committee thereof without holding such a meeting if a consent in writing, setting forth the actions to be taken, is signed by a majority of the Board or a majority of the members of any committee, as the case may be (the “Action by Written Consent Amendment Proposal” and, together with the Founder Share Amendment Proposal, the “Additional Charter Amendment Proposals”).

In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 3,760,678 shares of the Company’s Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $10.95 per share, for an aggregate of approximately $41.2 million. Following the payment of the redemptions, the Trust Account will have a balance of approximately $14.1 million before the Extension Payment.

The Charter Amendment allows the Company to extend through January 24, 2025 (or until the business combination is consummated, if earlier) the Deadline Date, provided that (i) by the 24th calendar day of each of such thirteen months unless the Company’s initial business combination has been consummated earlier and in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of the business combination, DUET Partners, LLC, the Company’s sponsor, or its affiliates or permitted designees deposits into the Trust Account the lesser of (x) $40,000 or (y) $0.04 per share for each public share that was not redeemed in connection with the Special Meeting, and (ii) the procedures relating to any such Extension, as set forth in the Trust Agreement, as amended by the Trust Amendment, shall have been complied with.

On December 19, 2023, the Company deposited two payments in an aggregate of $80,000 (the “Extension Payment”) into the Trust Account, which enables the Company to extend the period of time it has to consummate its initial business combination by two months from December 24, 2023 to February 24, 2024. On February 16, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 24, 2024 to March 24, 2024. On March 19, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 24, 2024 to April 24, 2024. The foregoing extensions are permitted under the Company’s governing documents.

Business Combination Agreement

As previously disclosed, the Company entered into a binding letter of intent with Fenix 360 Pte. Ltd., a Singapore private company limited by shares (the “Target”), on July 6, 2023, pursuant to which DUET agreed to acquire all of the outstanding equity interests of the Target. On November 28, 2023, DUET and the Target entered into a definitive Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”). DUET and the Target are sometimes referred to this Annual Report on Form 10-K, individually, as a “Party” and, collectively, as the “Parties.”

Domestication

Pursuant to and upon the closing (the “Closing”) of the transactions contemplated in the Business Combination Agreement (collectively, the “Business Combination”), the Company will transfer by way of continuation from the State of Delaware to the Cayman Islands and domesticate (the “Domestication”) as a Cayman Islands exempted company limited by shares in accordance with Section 390 of the Delaware General Corporation Law, as amended, and Part XII of the Cayman Islands Companies Act, as amended (the “Cayman Companies Act”).

In connection with the Domestication, (a) each share of DUET’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), that is issued and outstanding immediately prior to the Domestication shall become one ordinary share of DUET (the “DUET Ordinary Shares”), (b) each share of DUET’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), that is issued and outstanding immediately prior to the Domestication shall become one DUET Ordinary Share, (c) each warrant of DUET that is outstanding immediately prior to the Domestication shall, from and after the Domestication, represent the right to purchase one DUET Ordinary Share at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the Warrant Agreement, dated January 19, 2022 by and between DUET and Continental Stock Transfer & Trust Company, and (d) the governing documents of DUET shall be amended and restated in the form of the amended and restated memorandum and articles of association of DUET in a form to be mutually agreed between the Parties (the “DUET A&R Charter”), and, as so amended and restated, the DUET A&R Charter will be the memorandum and articles of association of DUET until thereafter amended in accordance with the terms thereof and the Cayman Companies Act.

Business Combination

Pursuant to the Business Combination Agreement, as consideration for the Business Combination, the shareholders of the Target (each, a “Target Shareholder” and, together, the “Target Shareholders”) are entitled to receive an aggregate of 61,000,000 DUET Ordinary Shares, valued at $10.00 per share for an aggregate value equal to $610,000,000. Each Target Shareholder will be entitled to receive, in accordance with terms of the Business Combination Agreement, one DUET Ordinary Share for each share of the Target (the “Target Ordinary Shares”) held by such Target Shareholder (the “Exchange Consideration”). As of the Effective Time (as defined in the Business Combination Agreement), each Target Shareholder, upon receiving the Exchange Consideration, shall cease to have any other rights in and to the Target.

Upon the terms and subject to the conditions of the Business Combination Agreement, at or prior to the Closing, each Target Shareholder will deliver to Continental Stock Transfer & Trust Company (the “Exchange Agent”) a share exchange agreement in the form mutually agreed to between the Parties (a “Share Exchange Agreement”) that has been duly executed by that Target Shareholder, surrender any original certificates for the Target Ordinary Shares held by such Target Shareholder, and deliver such other documents reasonably requested by DUET. In exchange, DUET will issue and cause the Exchange Agent to deliver to each Target Shareholder the amount of DUET Ordinary Shares due to such Target Shareholder pursuant to the Business Combination Agreement.

Representations and Warranties; Covenants

Pursuant to the Business Combination Agreement, the Parties made customary representations and warranties for transactions of this type. The Business Combination Agreement includes certain covenants that are customary for transactions of this type, including obligations of the Parties to use reasonable best efforts to operate their respective businesses in the ordinary course and to refrain from taking certain specified actions without the prior written consent of the applicable party, in each case, subject to certain exceptions and qualifications. The Parties have agreed not to solicit, negotiate, or enter into a competing transaction. Additionally, the Target has agreed to certain other covenants, including to (a) deliver the PCAOB Financials (as defined in the Business Combination Agreement) to DUET no later than December 11, 2023, or such other date as may be agreed upon by the parties, (b) conclude investigations, examinations and diligence with respect to certain agreed-upon items by December 12, 2023 (the “Due Diligence Period”), and (c) onboard certain employees of one of the Target’s primary software developers. The covenants in the Business Combination Agreement generally will not survive the Closing, subject to certain exceptions, including certain covenants and agreements that by their terms are to be performed in whole or in part after the Closing.

Reserve Against Certain Liabilities

Certain of the Target Shareholders (the “Legacy Shareholders”) are to deposit with the Escrow Agent at Closing their pro rata portion of an aggregate of 4,500,000 DUET Ordinary Shares otherwise issuable to the Legacy Shareholders as Exchange Consideration (the “Escrow Shares”). The Escrow Shares are subject to a quarterly release following the Closing and are reserved to cover losses arising out of or in connection with the Target’s rescission plan for tokens that were issued by management of the Target, any pending or threatened legal proceedings required to be disclosed by the Target, and any other matters mutually agreed upon by the Parties (collectively, the “Covered Matters”). To the extent the Target incurs losses based on an action against the Target or its affiliates by any third party with respect to the Covered Matters, the Legacy Shareholders consent to and agree to reasonably and promptly allow the post-Closing company to redeem an aggregate number of Escrow Shares with a value equal to the amount of such loss incurred by the post-Closing company therefrom, with the value of the Escrow Shares to be determined using the 5-Day VWAP of the DUET Ordinary Shares.

Conditions to Obligations of Both Parties at Closing

The obligations of the Parties to consummate the Business Combination are subject to the satisfaction of the following conditions, any one or more of which may be waived by in writing by either or both of the Parties: (a) DUET stockholder approval of the Business Combination has been obtained; (b) all of the Target Shareholders have submitted a Share Exchange Agreement and have exchanged all of the Target Ordinary Shares for the DUET Ordinary Shares in accordance with the terms of the Business Combination Agreement no later than the date of the DUET Stockholders’ Meeting (defined below); (c) the Proxy/Registration Statement (as defined below) shall have become effective under the Securities Act of 1933, as amended (the “Securities Act”), and no stop order suspending the effectiveness of the Proxy/Registration Statement shall have been issued and no proceedings for that purpose shall have been initiated or threatened by the U.S. Securities and Exchange Commission (the “SEC”) and not withdrawn; (d) the Nasdaq Stock Market LLC (“Nasdaq”) shall have completed its review of the “Listing of Additional Shares Notification Form” filed by DUET with Nasdaq with respect to the DUET Ordinary Shares to be issued in connection with the Business Combination; (e) no Exchange Objection (as defined in the Business Combination Agreement) shall have been raised, or any such Exchange Objection which has been raised shall have been addressed; (f) no federal, state, provincial, municipal, local or foreign government, governmental authority, taxing, regulatory or administrative agency, governmental commission, department, board, bureau, agency or instrumentality, court or tribunal (“Governmental Authority”) shall have enacted, issued, promulgated, enforced or entered any statute, law, ordinance, rule, order, or regulation (“Law”) that is then in effect and which has the effect of making the Business Combination illegal or which otherwise prevents or prohibits consummation of the Business Combination, other than any such restraint that is immaterial, or for which the relevant Governmental Authority does not have jurisdiction over either of the parties hereto with respect to the Business Combination; and (g) all Closing deliverables required under the Business Combination Agreement have been provided.

Conditions to Obligations of DUET at Closing

Pursuant to the Business Combination Agreement, the obligations of DUET to consummate, or cause to be consummated, the Business Combination are subject to the satisfaction of the following additional conditions, any one or more of which may be waived in writing by DUET: (a)(i) the representations and warranties of the Target regarding the capitalization of the Target are true and correct in all respects of the date of the Closing except with respect to such representations and warranties speaking to an earlier date, which shall be true and correct at and as of such date, subject to changes made to the Business Combination Agreement, (ii) the Target’s Fundamental Representations (as defined in the Business Combination Agreement) other than those regarding the capitalization of the Target shall be true and correct as of the date of the Closing, subject to certain qualifications and exceptions, and (iii) each of the representations and warranties of the Target other than the Target’s Fundamental Representations shall be true and correct as of the date of the Closing, subject to certain qualifications and exceptions; (b) each of the covenants of the Target to be performed as of or prior to the Closing shall have been performed in all material respects; (c) there shall not have occurred a Company Material Adverse Effect (as defined in the Business Combination Agreement); (d) each of the Restrictive Covenant Agreements (as defined in the Business Combination Agreement) with each of the Key Executives (as defined in the Business Combination Agreement) shall be in full force and effect at Closing; (e) the Target’s unaudited consolidated statement of financial positions and consolidated statements of comprehensive income, changes in equity and cash flows of the Target and its Subsidiaries as of and for the nine-month period ended September 30, 2023, which comply with the applicable accounting requirements and with the rules and regulations of the SEC, the Exchange Act and the Securities Act applicable to a registrant shall have been provided; and (f) all closing deliveries required by the Business Combination Agreement shall have been delivered.

Conditions to Obligations of the Target at Closing

The obligation of the Target to consummate is subject to the satisfaction of the following additional conditions, any one or more of which may be waived in writing by the Target: (a) subject to certain qualifications and exceptions in each: (i) the representations and warranties of DUET regarding the capitalization of DUET shall be true and correct as of the Closing, (ii) DUET’s Fundamental Representations (as defined in the Business Combination Agreement) other than those regarding the capitalization of DUET shall be materially true and correct as of date of the Closing, subject to certain exceptions, and (iii) each of the representations and warranties of DUET contained in the Business Combination Agreement other than those regarding organization, due authorization, absence of changes, capitalization, and brokers’ fees shall be true and correct as of Closing; (b) the Class A Common Stock shall remain listed on the Nasdaq Global Market; and (c) each of the covenants of DUET to be performed as of or prior to the Closing shall have materially been performed.

Termination

The Business Combination Agreement may be terminated and the transactions therein may be abandoned: (a) by DUET pursuant to a failure of the Target to deliver timely the PCAOB Financials, or comply with the requests of DUET during the Due Diligence Period; (b) by DUET if the Proxy/Registration Statement is not declared effective or such effectiveness is materially delayed due to any action or omission by the Target; (c) by the Target if DUET is de-listed from the Nasdaq Global Market for any reason other than a breach by the Target or Legacy Shareholders of obligations to the Business Combination Agreement; (d) by mutual written consent of all Parties; (e) by DUET or the Target if any Governmental Authority shall have enacted, issued, promulgated, enforced or entered any Law or order that is then in effect and which has the effect of making the Business Combination illegal or which otherwise prevents or prohibits their consummation; (f) by DUET if (i) there is a breach of any representation, warranty, covenant or agreement on the part of the Target, such that the conditions obligating DUET to close would not be satisfied, subject to a 30 day cure period for the Target, or (ii) the Closing has not occurred on or before the date on which the DUET charter expires and the Parties agree it shall not be extended (the “Agreement End Date”), unless DUET is in material breach of the Business Combination Agreement; (g) by DUET if the original certificates for the Target duly endorsed for transfer to DUET have not been submitted for exchange along with duly executed Share Exchange Agreements from the Target Shareholders by the date of the DUET Stockholders’ Meeting; (h) by the Target by written notice to DUET if (i) there is any breach of any representation, warranty, covenant or agreement on the part DUET set forth in the Business Combination Agreement, such that the conditions obligating the Target to close would not be satisfied at Closing, subject to a 30 day cure period for DUET upon notice, or (ii) the Closing has not occurred on or before the Agreement End Date, unless the Target is in material breach of the Business Combination Agreement; or (i) if the resolution of outstanding accrued underwriting fees payable to EF Hutton, division of Benchmark Investments LLC, are not resolved, in a manner satisfactory to both DUET and the Target before the Closing. In the event the Business Combination Agreement is terminated pursuant to (a), (b) or (f) above, the Target shall pay DUET $3,500,000 within 10 days of such termination.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by the full text of the Business Combination Agreement, which is filed as Exhibit 2.1 hereto and incorporated herein by reference.

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

The Fenix Notes are due and payable by the Sponsor upon the closing of the Proposed Business Combination between the Company and Fenix (the “Maturity Date”). The Fenix Notes are convertible into common stocks of the Company pursuant to terms that will be set forth in the Definitive Agreement. The Fenix Notes will be cancelled and the principal amount of the loans disbursed by the Sponsor to the Company (as described below in the section titled “Promissory Note”) shall be forgiven, and the balance of the principal amount of the Fenix Notes not disbursed by the Sponsor to the Company will be returned to Fenix (i) in the event that a Definitive Agreement is not signed by July 31, 2023 (or such later date that may be mutually agreed between the parties), (ii) if a Definitive Agreement is entered into and then subsequently terminated by the Company, or (iii) if the PCAOB audited financial statements of Fenix have not been delivered by the date mutually agreed between the parties and stipulated in the Business Combination Agreement.

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

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”) in the U.S. Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect the reported amounts covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, and is therefore classified as temporary equity on the balance sheet.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares are reduced for the effect of the Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. Diluted income (loss) per share is calculated by taking into account any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. If none, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value as of the period presented.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target company for a business combination, and activities related to the Merger Agreement and the Termination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2023, we had a net income of $222,771, which consisted of formation and operating costs of $2,570,024, franchise tax cost of $190,000, income tax provision of $153,561 and interest earned on investments held of $3,136,356.

For the year ended December 31, 2022, we had a net loss of $469,563, which consists of interest earned on investments held of $1,048,411, offset with formation and operating costs of $1,097,191, and franchise tax expense of $191,682 and income tax provision of $229,101.

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

For the year ended December 31, 2023, cash used in operating activities was $692,432. For the year ended December 31, 2022, cash used in operating activities was $892,669.

As of December 31, 2023 and 2022, we had investments of $13,979,449 and $88,592,161 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. For the year ended December 31, 2023 and 2022, we withdrew $679,346 and nil, respectively, from interest earned on the Trust Account to pay income tax and franchise tax. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023 and 2022, we had cash of $87,134 and $27,066 held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our principal executive officers and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Controls over Financial Reporting

During the most recently completed fiscal year ended December 31, 2023, there was no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Larry Gan Nyap Liou	70	Chairman of the Board of Directors
Yeoh Oon Lai	55	Co-Chief Executive Officer
Dharmendra Magasvaran	48	Co-Chief Executive Officer
Lee Keat Hin	66	Chief Financial Officer
Lim Tian Huat	69	Director
Peter Chia Chon Hian	72	Director
Hendrik “Erik” Stoel	55	Director

Larry Gan Nyap Liou, Chairman of the Board of Directors

Over the last 20 years, Mr. Gan has been an active and strategic investor in eCommerce and digital enterprises. He advocates disruptive business models, mentors start-ups, and operates an extensive business network of entrepreneurs, incubators, consulting professionals, and investment funds. He has led several public offerings and listings on international exchanges. In parallel, he has dedicated his time to corporate governance serving on the Minority Shareholders Watchdog Committee from July 2005 to July 2020 and has assumed Board roles in several public listed companies in Malaysia and abroad.

In the Technology, Media and Online Classifieds space, he served as Chairman of the Boards of Redtone International Berhad from June 2006 to October 2009, Diversified Gateway Solutions Berhad from June 2012 to August 2013, Cuscapi Berhad from June 2006 to March 2018, Catcha Digital (pka Rev Asia) Berhad from Nov 2010 to Feb 2023, and as a Director on the Boards of Prestariang Berhad from November 2010 to June 2013, iProperty Ltd (Australia) from July 2007 to October 2009, and Flexiroam Ltd (Australia) from November 2015 to September 2019, and 8Common Ltd (Aust) from March 2014 to March 2022.

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

From December 1978 to December 2004, Mr. Gan had been with Accenture (then Arthur Andersen and later Andersen Consulting), retiring from Accenture in 2004. Over a career span of 26 years, he has consulted on strategic projects for government and multinational corporations and has invested and worked with technologies around the world. Mr. Gan served as a member of the Accenture Global Management Council from September 1997 to May 2004, Managing Partner for Accenture Asia from September 1996 to September 1999, and Managing Partner of Accenture Technology Ventures Asia Pacific from September 1999 to September 2003. Whilst at Accenture, Mr. Gan also served on several external industry organizations, national consultative bodies, advisory boards of universities, and professional associations. He was Chairman of the Association of Computer Industry Malaysia (PIKOM) from January 1989 to December 1991 and Director of MIMOS Berhad (National Technology Research) from April 1997 to July 2008. He is presently Chairman of the Board of Cloudaron Berhad, a position he has held since July 2017, Fatfish Group Ltd, a position he has held since September 2014, and Abelco Investment Group Ltd, a position he has held since January 2020. He is also a Director on the Board of Eversendai Corporation Berhad and JP Morgan (Malaysia) Securities Sdn Bhd. An ardent supporter of the Arts, Education and Sports, Mr. Gan was a National Fencer and President of the Malaysian Fencing Federation from January 1993 to December 2005. He was also the Trustee of the Yayasan Tuanku Nur Zahirah (Queen’s Foundation) from September 2008 to April 2012 and served on the Board of Governors - St Joseph International School Kuala Lumpur from January 2016 to April 2021 and from Feb 2022 to Oct 2023. He is now on the Council of the Badminton Association of Malaysia, a position he has held since March 2020.

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

Yeoh Oon Lai, Co-Chief Executive Officer

Mr. Yeoh has been serving as Co-Chief Executive Officer of DUET Acquisition Corp. since November 2021. Prior to this, Mr. Yeoh has served in multiple C Level roles in consumer retail and entertainment with a stellar track record in commercial leadership and extensive multi-category, multi-format, and channel experience. He brings over two decades of deep strategic and operational experience in the consumer industry to the Company’s management team. Mr. Yeoh served as the COO for Uniqlo Malaysia from March 2022 to Feb 2023 and is currently the Chief Development Officer at Wing Tai and Senior Executive Advisor to Uniqlo.

Mr. Yeoh was the Chief Executive Officer of TGV Cinemas from September 2017 to August 2020 (a leading cinema chain under the Usaha Tegas Group owned by Ananda Krishnan). During his tenure, for the fiscal years of 2018 and 2019, TGV Cinemas attained its highest levels of revenue and profitability in its twenty-five-year history, whilst accelerating a transformative digital and technology strategy. Mr. Yeoh served as Chief Executive Officer of FJ Benjamin (M) (a specialty retail group in Southeast Asia) from November 2012 to April 2017, overseeing a portfolio of notable brands across the fashion to luxury spectrum (Guess, Superdry, Gap, Banana Republic, La Senza, Celine, Loewe, Marc Jacobs, and Bell & Ross). During this period, as the SEA Superdry head, he spearheaded the successful multi-market launch of Superdry in three Southeast Asia territories-Malaysia, Singapore and Indonesia. From February 2010 to November 2012, Mr. Yeoh was the Country Head of Esprit de Corp (M), a global apparel brand with a long history in Asia. His tenure resulted in three years of record profitability for the local subsidiary. As the Country Head and Managing Director of Fossil Time (M) from November 2006 to February 2010, Mr. Yeoh led the pioneering team which built the Fossil retail business locally and was recognized as the best operating subsidiary in Asia in 2009 within the Fossil Asia Group.

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

Mr. Lee was involved in advising the takeover of a large retail chain of hypermarkets in Malaysia in 2023. Mr. Lee was formerly the Project Director to Hualang Renewable Energy Sdn Bhd, a private company overseeing the acquisition of targeted businesses in renewable energy from 2019 to 2022. Mr. Lee is presently a director of privately held Kos Communications Sdn Bhd and Wiramar Resources Sdn Bhd.

From March 2010 to November 2018, Proactive was appointed as consultant to Ho Hup Construction Company Bhd to turn around the public listed company. In November 2014, after exemplary turnaround results were achieved, Mr. Lee was appointed as Director of Corporate Services in Ho Hup to oversee the acquisition of new assets and the raising of M&A funding.

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

Mr. Lee graduated with a first class honours a Bachelors degree in Accountancy from the University of Malaya and is a Chartered Accountant.

Lim Tian Huat, Director

Mr. Lim was appointed to our Board in January 2022. Mr. Lim currently serves as Managing Director/Chief Executive Officer of A Advisory Sdn. Bhd. since January 2010.

Mr. Lim also served as Managing Partner of Lim Tian Huat & Co from 2010 to 2014 and resumed such role in June 2021. He is the Managing Partner of Rodgers Reidy & Co. Malaysia and the Managing Director/Chief Executive Officer of Rodgers Reidy (Asia) Sdn Bhd, positions he has held since 2014.

Mr. Lim is the Managing Director/Chief Executive Officer of Rodgers Reidy Singapore Pte Ltd and Andersen Tax Singapore Pte Ltd, positions he has held since 2017.

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

Mr. Lim Tian Huat has served as a Senior Independent Non-Executive Director of Anglo-Eastern Plantation PLC (quoted on the London Stock Exchange) since May 2015, Senior Independent Non-Executive Director of MajuPerak Holding Berhad (quoted in Bursa Malaysia) since August 2020, and Independent Non-Executive Director of Pacific & Orient Insurance Co. Berhad since January 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as December 31, 2023.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
DUET Partners LLC(1)(2)	2,437,500	63.6%
Larry Gan Nyap Liou	-	-
Yeoh Oon Lai(1)	2,437,500	63.6%
Dharmendra Magasvaran(1)	2,437,500	63.6%
Lee Keat Hin	-	-
Lim Tian Huat	-	-
Peter Chia Chon Hian	-	-
Hendrik “Erik” Stoel	-	-
All executive officers and directors as a group (7 individuals)	2,437,500	63.6%

(1)	DUET Partners LLC, our sponsor, is the record holder of the securities reported herein. Messrs. Lai and Magasvaran, our Co-Chief Executive Officers, are the managers and members of our sponsor. By virtue of this relationship, Messrs. Lai and Magasvaran may be deemed to share beneficial ownership of the securities held of record by our sponsor. Messrs. Lai and Magasvaran disclaim any such beneficial ownership except to the extent of their pecuniary interest. The business address of each of these entities and individuals is V03-11-02, Designer Office. V03, Lingkaran SV, Sunway Velocity, Kuala Lumpur, 55100.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock, and placement shares after this offering. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On October 17, 2021, the Sponsor purchased 2,156,250 founder shares for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 281,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stocks after the Initial Public Offering.

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

Promissory Note – Related Party

On October 1, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. As of December 31, 2023 and 2022, the Company had borrowed nil and $190,478 under the promissory note with the Sponsor which was repaid on January 21, 2022.

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

On July 6, 2023, the Company issued a promissory note (the “Promissory Note”) in the principal amount of $1,500,000 to DUET Partners LLC (the “Sponsor”). The Promissory Note was issued to provide the Company with additional working capital, and the funds provided in accordance therewith will not be deposited into the Company’s Trust Account. The Company issued the Promissory Note in consideration for a loan from the Sponsor to fund the Company’s extension costs and working capital requirements. The Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before July 23, 2023 (subject to the extension of the period in which the Company must complete its initial business combination pursuant to the Company’s governing documents, or such later liquidation date as may be approved by the Company’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Promissory Note may be converted into units of the Company (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Promissory Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units. As of December 31, 2023 and 2022, there was $1,242,500 and $100,000 outstanding under the Working Capital Loans, respectively.

As described in Note 5 to the financial statements, on April 19, 2023, the Stockholders of the Company approved the Extension Amendment and the Trust Amendment to allow the Company to extend the deadline from April 24, 2023 to January 24, 2024, or such earlier date as determined by the board of directors, pursuant to nine one-month extensions, provided that (i) the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (x) $175,000 or (y) $0.055 per share for each Public Share that was not redeemed in connection with the Special Meeting for each such one-month extension, and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. On April 21, 2023, the Company deposited an aggregate of $175,000 (the “Extension Payment”) into the Trust Account, representing approximately $0.03 per public share remaining outstanding after the redemptions described below, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from April 24, 2023 to May 24, 2023 (the “First Extension”). The First Extension is the first of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation. On May 4, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 24, 2023 to June 24, 2023 (the “Monthly Extension”). On June 20, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 24, 2023 to July 24, 2023 (the “Monthly Extension”). The Monthly Extension is the third of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended. On July 20, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 24, 2023 to August 24, 2023 (the “Monthly Extension”). The Monthly Extension is the third of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended. On August 20, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 24, 2023 to September 24, 2023 (the “Monthly Extension”). The Monthly Extension is the third of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended. On September 12, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from September 24, 2023 to October 24, 2023 (the “Monthly Extension”). The Monthly Extension is the sixth of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended. On October 13, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from October 24, 2023 to November 24, 2023 (the “Monthly Extension”). The Monthly Extension is the seventh of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended. On November 24, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from November 24, 2023 to December 24, 2023 (the “Monthly Extension”). The Monthly Extension is the eighth of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended.

On December 18, 2023, at 9:00 a.m. ET, DUET Acquisition Corp., a Delaware corporation (the “Company”), held a virtual special meeting of its stockholders pursuant to due notice (the “Special Meeting”). At the Special Meeting, the stockholders of the Company entitled to vote at the meeting (the “Stockholders”) cast their votes and approved the Trust Amendment Proposal. At the Special Meeting, the Stockholders approved a proposal to amend the Trust Agreement (the “Trust Amendment Proposal”) to allow the Company to extend on a monthly basis through January 24, 2025 the date by which (each such date, a “Deadline Date”) Continental must liquidate the Trust Account if the Company has not completed its initial business combination (the “Trust Amendment”) by depositing into the Trust Account by the 24th calendar day of each of such thirteen months unless the Company’s initial business combination (the “business combination”) has been completed earlier (each such payment and resulting extension of the Deadline Date, an “Extension”) the lesser of (i) $40,000 or (ii) $0.04 per share for each public share that is not redeemed in connection with the Special Meeting. The procedures in the Trust Amendment conform to the procedures contained in an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) and Additional Charter Amendment Proposals (as defined below) that were also approved by the Stockholders at the Special Meeting and are described under Item 5.03 below, which description is incorporated herein by reference. The Company and Continental entered into the Trust Amendment on December 18, 2023. On December 19, 2023, the Company deposited an aggregate of $40,000 (the “Extension Payment”) into the Trust Account, representing approximately $0.04 per public share remaining outstanding after the redemptions described below, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from January 24, 2024 to February 24, 2024 (the “January Extension”). The January Extension is the first of up to twelve monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended by the Charter Amendment.

As of December 31, 2023 and 2022, there was $1,090,000 and nil outstanding under the Extension Loans, respectively.

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to DUET Partners LLC, the Sponsor, $10,000 per month for these services during the 15-month period to complete a business combination. For the year ended December 31, 2023 and 2022, the Company had paid $45,000 and $120,000 for administrative services, respectively. For the year ended December 31, 2023 and 2022, the Company had accrued $75,000 and nil for administrative services, respectively.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Adeptus Partners, LLC, or Adeptus Partners, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus Partners in connection with regulatory filings. The aggregate fees of Adeptus Partners for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled approximately $ 58,500 and $61,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2023 and 2022, we did not pay Adeptus Partners any audit-related fees, respectively.

Tax Fees. We did not pay Adeptus Partners for tax return services, planning and tax advice for the year ended December 31, 2023 and 2022, respectively.

All Other Fees. We did not pay Adeptus Partners for any other services for the year ended December 31, 2023 and 2022, respectively.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

DUET ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm (PCAOB ID NO.: 3686)	F-2
Financial Statements:
Balance Sheets as of December 31, 2023 and December 31, 2022	F-3
Statements of Operations for the year ended December 31, 2023 and for the period from September 20, 2022 (inception) through December 31, 2022	F-4
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2023 and for the period from September 20, 2022 (inception) through December 31, 2022	F-5
Statements of Cash Flows for the year ended December 31, 2023 and for the period from September 20, 2022 (inception) through December 31, 2022	F-6
Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DUET Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DUET Acquisition Corp. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two periods ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two periods ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Ocean, New Jersey

March 29, 2024

PCAOB ID: 3686

DUET ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$87,134	$27,066
Total Current Assets	$87,134	$27,066

Cash and Marketable Securities held in trust account	13,979,449	88,592,161

Total Assets	$14,066,583	$88,619,227

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$1,914,504	$25,000
Account payable	168,747	182,520
Amount due to related party	2,009	-
Franchise tax payable	19,713	190,207
Income tax payable	63,662	229,101
Excise tax liability	785,497	-
Extension loan	1,090,000	-
Working capital loan	1,242,500	100,000
Total Current Liabilities	5,286,632	726,828

Deferred underwriter commission	2,587,500	2,587,500

Total Liabilities	7,874,132	3,314,328

Commitments and Contingencies

Class A common stock $0.0001 par value; 100,000,000 shares authorized; 1,283,336 and 8,625,000 shares subject to possible redemption issued and outstanding, at $10.15 per share, as of December 31, 2023 and 2022, respectively	13,025,860	87,543,750

Stockholders’ Equity (Deficit)
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 476,250 shares issued and outstanding (excluding 1,283,336 and 8,625,000 shares subject to possible redemption, as of December 31, 2023 and 2022, respectively)	48	48
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	-	-
Accumulated deficit	(6,833,673)	(2,239,115)
Total Stockholders’ Deficit	(6,833,409)	(2,238,851)
Total Liabilities and Stockholders’ Deficit	$14,066,583	$88,619,227

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the Year Ended
	2023	2022

Formation and operating costs	$(2,570,024)	$(1,097,191)
Franchise tax	(190,000)	(191,682)
Loss from Operations	(2,760,024)	(1,288,873)

Other Income
Interest earned on marketable securities held in trust account	3,136,356	1,048,411
Net Income (Loss) before income tax provision	376,332	(240,462)
Income tax provision	(153,561)	(229,101)
Net Income (Loss)	$222,771	$(469,563)

Weighted average shares outstanding of Class A common stock	6,627,390	8,502,812
Basic and diluted net income (loss) per common stock	$0.14	$(0.02)

Weighted average shares outstanding of Class B common stock	2,156,250	2,156,250

Basic and diluted net income (loss) per common stock	$(0.33)	$(0.14)

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022	476,250	$48	2,156,250	$216	$-	$(2,239,115)	$(2,238,851)
Remeasurement of Class A Common Stock Subject to Redemption	-	-	-	-	-	(4,031,832)	(4,031,832)
Excise tax liability	-	-	-	-	-	(785,497)	(785,497)
Net income	-	-	-	-	-	222,771	222,771
Balance – December 31, 2023	476,250	$48	2,156,250	$216	$-	$(6,833,673)	$(6,833,409)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	-	-	2,156,250	$216	$24,784	$(1,523)	$23,477
Sale of Units in Initial Public Offering, net of offering costs	8,625,000	863	-	-	86,249,138	-	86,250,000
Class A Common Stock subject to possible redemption	(8,625,000)	(863)	-	-	(87,542,888)	-	(87,543,750)
Sale of Private Placement Units	390,000	39	-	-	3,899,961	-	3,900,000
Representative share	86,250	9	-	-	862,491	-	862,500
Offering and underwriting costs	-	-	-	-	(2,674,015)	-	(2,674,015)
Deferred underwriting commission	-	-	-	-	(2,587,500)	-	(2,587,500)
Re-classification	-	-	-	-	1,768,029	(1,768,029)	-
Net loss	-	-	-	-	-	(469,563)	(469,563)

Balance – December 31, 2022	476,250	48	2,156,250	216	-	(2,239,115)	(2,238,851)

The accompanying notes are an integral part of these financial statements.

DUET ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the Year Ended
	2023	2022
Cash flows from operating activities:
Net income (loss)	$222,771	$(469,563)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(3,136,356)	(1,048,411)
Interest withdrawn from the Trust Account	679,346	-
Changes in operating assets and liabilities:
Accounts payable	(13,773)	180,997
Accrued expenses	1,889,504	25,000
Amount due to related party	2,009	-
Franchise tax payable	(170,494)	190,207
Income tax payable	(165,439)	229,101
Net cash used in operating activities	(692,432)	(892,669)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	74,517,890	-
Investment of cash in Trust Account	(1,480,000)	(87,571,802)
Net cash provided by (used in) investing activities	73,037,890	(87,571,802)

Cash flows from financing activities:
Proceeds from working capital loan	1,142,500	100,000
Proceeds from extension loan	1,090,000	-
Redemption of Class A common stock	(74,517,890)	-
Proceeds from sale of Units, net of IPO costs	-	84,660,072
Proceeds from sale of private placement units	-	3,900,000
Repayment of promissory note – related party	-	(193,535)
Net cash (used in) provided by financing activities	(72,285,390)	88,466,537

Net change in cash	60,068	2,066
Cash at the beginning of the period	27,066	25,000
Cash at the end of the period	$87,134	$27,066

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$-	$2,587,500
Initial Classification of Class A Common Stock subject to redemption	$-	$87,543,750
Deferred offering costs paid for by Promissory note – related party	$-	$3,057
Remeasurement of Class A Common Stock subject to redemption	$4,031,832	$-
Excise tax liability accrued for Class A Common Stock subject to redemption	$785,497	$-

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from September 20, 2021 (inception) through December 31, 2023, relates to the Company’s formation, the initial public offering described below and activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 356,250 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,562,500 (the “Private Placement”).

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

Transaction costs of the Initial Public Offering with the exercise of the overallotment amounted to $4,374,016 consisting of $1,293,750 of cash underwriting fees, $2,587,500 of deferred underwriting fees and $492,766 of other costs.

Following the closing of the Initial Public Offering $818,211 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2023, we have available to us $87,134 of cash on our balance sheet and a working capital deficit of $3,702,694.

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

The Company will have until 24 months (subject to a three month extension of time, as set forth in the Company’s registration statement) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit of $10.00.

On April 19, 2023, the Company held a virtual special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the stockholders of the Company approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A Common Stock included as part of the units sold in the Initial Public Offering from April 24, 2023 to January 24, 2024, or such earlier date as determined by the board of directors, pursuant to nine one-month extensions, provided that (i) the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (x) $175,000 or (y) $0.055 per share for each Public Share that was not redeemed in connection with the Special Meeting for each such one-month extension, unless the closing of the Company’s initial Business Combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with.

On December 18, 2023, the Company held a virtual special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the stockholders of the Company approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock (the “Class A Common Stock”) included as part of the units sold in the Company’s initial public offering that was consummated on January 24, 2022, which we refer to as the “IPO,” from January 24, 2024 (the “Termination Date”) to January 24, 2025 or such earlier date as determined by the board of directors, pursuant to twelve one-month extensions, which we refer to as the “Extension,” and such later date, the “Extended Date,” provided that (i) the Sponsor, or its affiliates or permitted designees will deposit into the Trust Account the lesser of (x) $40,000 or (y) $0.04 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension commencing December 24, 2023 until January 24, 2025 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with.

In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 3,760,678 shares of the Company’s Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $10.95 per share, for an aggregate of approximately $41.2 million. Following the payment of the redemptions, the Trust Account will have a balance of approximately $14.1 million before the Extension Payment.

On December 19, 2023, the Company deposited two payments in an aggregate of $80,000 (the “Extension Payment”) into the Trust Account, which enables the Company to extend the period of time it has to consummate its initial business combination by two months from December 24, 2023 to February 24, 2024. On February 16, 2024, the Company caused to be deposited $40,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from February 24, 2024 to March 24, 2024. On March 19, 2024, the Company caused to be deposited $40,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 24, 2024 to April 24, 2024. The foregoing extensions are permitted under the Company’s governing documents.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.15 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Termination of the Merger Agreement

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

Business Combination Agreement

As previously disclosed, the Company entered into a binding letter of intent with Fenix 360 Pte. Ltd., a Singapore private company limited by shares (the “Target”), on July 6, 2023, pursuant to which DUET agreed to acquire all of the outstanding equity interests of the Target. On November 28, 2023, DUET and the Target entered into a definitive Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”). DUET and the Target are sometimes referred to this Annual Report on Form 10-K, individually, as a “Party” and, collectively, as the “Parties.”

Our Chairman of the Board of Directors, Larry Gan Nyap Liou, serves as a financial advisor to the Target pursuant to a pre-existing relationship with the Target. Accordingly, Mr. Gan has recused himself, and will continue to recuse himself, from all Board decisions related to the Business Combination.

Domestication

Pursuant to and upon the closing (the “Closing”) of the transactions contemplated in the Business Combination Agreement (collectively, the “Business Combination”), the Company will transfer by way of continuation from the State of Delaware to the Cayman Islands and domesticate (the “Domestication”) as a Cayman Islands exempted company limited by shares in accordance with Section 390 of the Delaware General Corporation Law, as amended, and Part XII of the Cayman Islands Companies Act, as amended (the “Cayman Companies Act”). In connection with the Domestication, (a) each share of DUET’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), that is issued and outstanding immediately prior to the Domestication shall become one ordinary share of DUET (the “DUET Ordinary Shares”), (b) each share of DUET’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), that is issued and outstanding immediately prior to the Domestication shall become one DUET Ordinary Share, (c) each warrant of DUET that is outstanding immediately prior to the Domestication shall, from and after the Domestication, represent the right to purchase one DUET Ordinary Share at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the Warrant Agreement, dated January 19, 2022 by and between DUET and Continental Stock Transfer & Trust Company, and (d) the governing documents of DUET shall be amended and restated in the form of the amended and restated memorandum and articles of association of DUET in a form to be mutually agreed between the Parties (the “DUET A&R Charter”), and, as so amended and restated, the DUET A&R Charter will be the memorandum and articles of association of DUET until thereafter amended in accordance with the terms thereof and the Cayman Companies Act.

Business Combination

Pursuant to the Business Combination Agreement, as consideration for the Business Combination, the shareholders of the Target (each, a “Target Shareholder” and, together, the “Target Shareholders”) are entitled to receive an aggregate of 61,000,000 DUET Ordinary Shares, valued at $10.00 per share for an aggregate value equal to $610,000,000. Each Target Shareholder will be entitled to receive, in accordance with terms of the Business Combination Agreement, one DUET Ordinary Share for each share of the Target (the “Target Ordinary Shares”) held by such Target Shareholder (the “Exchange Consideration”). As of the Effective Time (as defined in the Business Combination Agreement), each Target Shareholder, upon receiving the Exchange Consideration, shall cease to have any other rights in and to the Target.

Upon the terms and subject to the conditions of the Business Combination Agreement, at or prior to the Closing, each Target Shareholder will deliver to Continental Stock Transfer & Trust Company (the “Exchange Agent”) a share exchange agreement in the form mutually agreed to between the Parties (a “Share Exchange Agreement”) that has been duly executed by that Target Shareholder, surrender any original certificates for the Target Ordinary Shares held by such Target Shareholder, and deliver such other documents reasonably requested by DUET. In exchange, DUET will issue and cause the Exchange Agent to deliver to each Target Shareholder the amount of DUET Ordinary Shares due to such Target Shareholder pursuant to the Business Combination Agreement.

Representations and Warranties; Covenants

Pursuant to the Business Combination Agreement, the Parties made customary representations and warranties for transactions of this type. The Business Combination Agreement includes certain covenants that are customary for transactions of this type, including obligations of the Parties to use reasonable best efforts to operate their respective businesses in the ordinary course and to refrain from taking certain specified actions without the prior written consent of the applicable party, in each case, subject to certain exceptions and qualifications. The Parties have agreed not to solicit, negotiate, or enter into a competing transaction. Additionally, the Target has agreed to certain other covenants, including to (a) deliver the PCAOB Financials (as defined in the Business Combination Agreement) to DUET no later than December 11, 2023, (b) conclude investigations, examinations and diligence with respect to certain agreed-upon items by December 12, 2023 (the “Due Diligence Period”), and (c) onboard certain employees of one of the Target’s primary software developers. The covenants in the Business Combination Agreement generally will not survive the Closing, subject to certain exceptions, including certain covenants and agreements that by their terms are to be performed in whole or in part after the Closing.

Reserve Against Certain Liabilities

Certain of the Target Shareholders (the “Legacy Shareholders”) are to deposit with the Escrow Agent at Closing their pro rata portion of an aggregate of 4,500,000 DUET Ordinary Shares otherwise issuable to the Legacy Shareholders as Exchange Consideration (the “Escrow Shares”). The Escrow Shares are subject to a quarterly release following the Closing and are reserved to cover losses arising out of or in connection with the Target’s rescission plan for tokens that were issued by management of the Target, any pending or threatened legal proceedings required to be disclosed by the Target, and any other matters mutually agreed upon by the Parties (collectively, the “Covered Matters”). To the extent the Target incurs losses based on an action against the Target or its affiliates by any third party with respect to the Covered Matters, the Legacy Shareholders consent to and agree to reasonably and promptly allow the post-Closing company to redeem an aggregate number of Escrow Shares with a value equal to the amount of such loss incurred by the post-Closing company therefrom, with the value of the Escrow Shares to be determined using the 5-Day VWAP of the DUET Ordinary Shares.

Conditions to Obligations of Both Parties at Closing

The obligations of the Parties to consummate the Business Combination are subject to the satisfaction of the following conditions, any one or more of which may be waived by in writing by either or both of the Parties: (a) DUET stockholder approval of the Business Combination has been obtained; (b) all of the Target Shareholders have submitted a Share Exchange Agreement and have exchanged all of the Target Ordinary Shares for the DUET Ordinary Shares in accordance with the terms of the Business Combination Agreement no later than the date of the DUET Stockholders’ Meeting (defined below); (c) the Proxy/Registration Statement (as defined below) shall have become effective under the Securities Act of 1933, as amended (the “Securities Act”), and no stop order suspending the effectiveness of the Proxy/Registration Statement shall have been issued and no proceedings for that purpose shall have been initiated or threatened by the U.S. Securities and Exchange Commission (the “SEC”) and not withdrawn; (d) the Nasdaq Stock Market LLC (“Nasdaq”) shall have completed its review of the “Listing of Additional Shares Notification Form” filed by DUET with Nasdaq with respect to the DUET Ordinary Shares to be issued in connection with the Business Combination; (e) no Exchange Objection (as defined in the Business Combination Agreement) shall have been raised, or any such Exchange Objection which has been raised shall have been addressed; (f) no federal, state, provincial, municipal, local or foreign government, governmental authority, taxing, regulatory or administrative agency, governmental commission, department, board, bureau, agency or instrumentality, court or tribunal (“Governmental Authority”) shall have enacted, issued, promulgated, enforced or entered any statute, law, ordinance, rule, order, or regulation (“Law”) that is then in effect and which has the effect of making the Business Combination illegal or which otherwise prevents or prohibits consummation of the Business Combination, other than any such restraint that is immaterial, or for which the relevant Governmental Authority does not have jurisdiction over either of the parties hereto with respect to the Business Combination; and (g) all Closing deliverables required under the Business Combination Agreement have been provided.

Conditions to Obligations of DUET at Closing

Pursuant to the Business Combination Agreement, the obligations of DUET to consummate, or cause to be consummated, the Business Combination are subject to the satisfaction of the following additional conditions, any one or more of which may be waived in writing by DUET: (a)(i) the representations and warranties of the Target regarding the capitalization of the Target are true and correct in all respects of the date of the Closing except with respect to such representations and warranties speaking to an earlier date, which shall be true and correct at and as of such date, subject to changes made to the Business Combination Agreement, (ii) the Target’s Fundamental Representations (as defined in the Business Combination Agreement) other than those regarding the capitalization of the Target shall be true and correct as of the date of the Closing, subject to certain qualifications and exceptions, and (iii) each of the representations and warranties of the Target other than the Target’s Fundamental Representations shall be true and correct as of the date of the Closing, subject to certain qualifications and exceptions; (b) each of the covenants of the Target to be performed as of or prior to the Closing shall have been performed in all material respects; (c) there shall not have occurred a Company Material Adverse Effect (as defined in the Business Combination Agreement); (d) each of the Restrictive Covenant Agreements (as defined in the Business Combination Agreement) with each of the Key Executives (as defined in the Business Combination Agreement) shall be in full force and effect at Closing; (e) the Target’s unaudited consolidated statement of financial positions and consolidated statements of comprehensive income, changes in equity and cash flows of the Target and its Subsidiaries as of and for the nine-month period ended September 30, 2023, which comply with the applicable accounting requirements and with the rules and regulations of the SEC, the Exchange Act and the Securities Act applicable to a registrant shall have been provided; and (f) all closing deliveries required by the Business Combination Agreement shall have been delivered.

Conditions to Obligations of the Target at Closing

The obligation of the Target to consummate is subject to the satisfaction of the following additional conditions, any one or more of which may be waived in writing by the Target: (a) subject to certain qualifications and exceptions in each: (i) the representations and warranties of DUET regarding the capitalization of DUET shall be true and correct as of the Closing, (ii) DUET’s Fundamental Representations (as defined in the Business Combination Agreement) other than those regarding the capitalization of DUET shall be materially true and correct as of date of the Closing, subject to certain exceptions, and (iii) each of the representations and warranties of DUET contained in the Business Combination Agreement other than those regarding organization, due authorization, absence of changes, capitalization, and brokers’ fees shall be true and correct as of Closing; (b) the Class A Common Stock shall remain listed on the Nasdaq Global Market; and (c) each of the covenants of DUET to be performed as of or prior to the Closing shall have materially been performed.

Termination

The Business Combination Agreement may be terminated and the transactions therein may be abandoned: (a) by DUET pursuant to a failure of the Target to deliver timely the PCAOB Financials, or comply with the requests of DUET during the Due Diligence Period; (b) by DUET if the Proxy/Registration Statement is not declared effective or such effectiveness is materially delayed due to any action or omission by the Target; (c) by the Target if DUET is delisted from the Nasdaq Global Market for any reason other than a breach by the Target or Legacy Shareholders of obligations to the Business Combination Agreement; (d) by mutual written consent of all Parties; (e) by DUET or the Target if any Governmental Authority shall have enacted, issued, promulgated, enforced or entered any Law or order that is then in effect and which has the effect of making the Business Combination illegal or which otherwise prevents or prohibits their consummation; (f) by DUET if (i) there is a breach of any representation, warranty, covenant or agreement on the part of the Target, such that the conditions obligating DUET to close would not be satisfied, subject to a 30 day cure period for the Target, or (ii) the Closing has not occurred on or before the date on which the DUET charter expires and the Parties agree it shall not be extended (the “Agreement End Date”), unless DUET is in material breach of the Business Combination Agreement; (g) by DUET if the original certificates for the Target duly endorsed for transfer to DUET have not been submitted for exchange along with duly executed Share Exchange Agreements from the Target Shareholders by the date of the DUET Stockholders’ Meeting; (h) by the Target by written notice to DUET if (i) there is any breach of any representation, warranty, covenant or agreement on the part DUET set forth in the Business Combination Agreement, such that the conditions obligating the Target to close would not be satisfied at Closing, subject to a 30 day cure period for DUET upon notice, or (ii) the Closing has not occurred on or before the Agreement End Date, unless the Target is in material breach of the Business Combination Agreement; or (i) if the resolution of outstanding accrued underwriting fees payable to EF Hutton, division of Benchmark Investments LLC, are not resolved, in a manner satisfactory to both DUET and the Target before the Closing. In the event the Business Combination Agreement is terminated pursuant to (a), (b) or (f) above, the Target shall pay DUET $3,500,000 within 10 days of such termination.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by the full text of the Business Combination Agreement, which is filed as Exhibit 2.1 hereto and incorporated herein by reference.

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

Going Concern, Liquidity and Capital Resources

As of December 31, 2023, the Company had $87,134 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $190,478 under the Note (as defined in Note 5). Following the IPO of the Company on January 24, 2022 (as described in Note 1), a total of $193,535 under the promissory note was repaid on January 24, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2023, there was $1,242,500 outstanding under Working Capital Loans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in mutual funds. At December 31, 2023 and 2022, the balance in the Trust Account was $13,979,449 and $88,592,161, respectively.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Offering. Should the Offering have proved to be unsuccessful, these deferred costs, as well as additional expenses incurred, would have been charged to operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2023 and 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, and is therefore classified as temporary equity on the balance sheet.

On December 31, 2022, there are 476,250 shares of Class A Common Stock related to the Private Placement Units outstanding, which are not subject to redemption, and 8,625,000 shares of Class A Common Stock outstanding, which are subject to possible redemption. On April 19, 2023, the Company held a special meeting of its stockholders in connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 3,580,986 shares of the Company’s Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $10.38 per share, for an aggregate of approximately $37,167,327. On December 19, 2023, the Company held a special meeting of its stockholders in connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 3,760,678 shares of the Company’s Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $10.95 per share, for an aggregate of approximately $41.2 million. Following the payment of the redemptions, the Trust Account will have a balance of approximately $14.1 million before the Extension Payment.

On December 31, 2023, there are 476,250 shares of Class A Common Stock related to the Private Placement Units outstanding, which are not subject to redemption, and 1,283,336 shares of Class A Common Stock outstanding, which are subject to possible redemption.

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

As of December 31, 2023 and 2022, the Class A Common Stock subject to possible redemption reflected on the balance sheet is reconciled in the following table:

	December 31,	December 31,
	2023	2022
Redeemable Class A Common Stock – Opening Balance	$87,543,750	$87,543,750
Less:
Redemption of Class A common stock, including interest	(78,549,722)	-
Plus:
Re-measurement of carrying value to redemption value	4,031,832	-
Redeemable Class A Common Stock - Ending Balance	$13,025,860	$87,543,750

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value at December 31, 2023 and 2022.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income(loss) per share:
Numerators:
Allocation of net income(loss) including carrying value to redemption value	$938,012	$(715,241)	$(162,488)	$(307,075)
Allocation of net income	$4,199,916	$54,687	$(162,488)	$(307,075)
Denominators:
Weighted-average shares outstanding	6,627,390	2,156,250	8,502,812	2,156,250
Basic and diluted net income(loss) per share	$0.14	$(0.33)	$(0.02)	$(0.14)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2023 and 2022, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	Level	December 31, 2023	December 31, 2022
Assets:
Cash and marketable securities held in trust account	1	$13,979,449	$88,592,161

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40. The Company has determined that the Warrants qualify for equity treatment in the Company’s financial statements.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Risks and Uncertainties

Management has evaluated the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holders, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in April 2023 and December 2023; as a result, the Company recorded $785,497 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company offered for sale up to 8,625,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

The Sponsor purchased an aggregate of 390,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $3,900,000. Each Placement Unit is identical to the units sold in the Initial Public Offering. The placement units were sold in a private placement that closed simultaneously with the closing of this offering. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 17, 2021, the Sponsor purchased 2,156,250 Founder Shares for an aggregate purchase price of $25,000. The number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stocks after the Initial Public Offering.

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

Promissory Note – Related Party

On October 1, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. As of December 31, 2023 and 2022, the Company had borrowed nil and $190,478 under the promissory note with the Sponsor which was repaid on January 21, 2022.

Working Capital Loan

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

On July 6, 2023, the Company issued a promissory note (the “Promissory Note”) in the principal amount of $1,500,000 to the Sponsor. The Promissory Note was issued to provide the Company with additional working capital, and the funds provided in accordance therewith will not be deposited into the Company’s Trust Account. The Company issued the Promissory Note in consideration for a loan from the Sponsor to fund the Company’s extension costs and working capital requirements. The Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before July 23, 2023 (subject to the extension of the period in which the Company must complete its initial business combination pursuant to the Company’s governing documents, or such later liquidation date as may be approved by the Company’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Promissory Note may be converted into units of the Company (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Promissory Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units. As of December 31, 2023 and 2022, there was $1,242,500 and $100,000 outstanding under the Working Capital Loans, respectively.

Extension Loan

On April 19, 2023, the Stockholders of the Company approved the Extension Amendment and the Trust Amendment to allow the Company to extend the deadline from April 24, 2023 to January 24, 2024, or such earlier date as determined by the board of directors, pursuant to nine one-month extensions, provided that (i) the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (x) $175,000 or (y) $0.055 per share for each Public Share that was not redeemed in connection with the Special Meeting for each such one-month extension, and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. On April 21, 2023, the Company deposited an aggregate of $175,000 (the “Extension Payment”) into the Trust Account, representing approximately $0.03 per public share remaining outstanding after the redemptions described below, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from April 24, 2023 to May 24, 2023 (the “First Extension”). The First Extension is the first of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation. On May 4, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 24, 2023 to June 24, 2023 (the “Monthly Extension”). On June 20, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 24, 2023 to July 24, 2023 (the “Monthly Extension”). The Monthly Extension is the third of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended. On July 20, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 24, 2023 to August 24, 2023 (the “Monthly Extension”). The Monthly Extension is the third of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended. On August 20, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 24, 2023 to September 24, 2023 (the “Monthly Extension”). The Monthly Extension is the third of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended. On September 12, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from September 24, 2023 to October 24, 2023 (the “Monthly Extension”). The Monthly Extension is the sixth of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended. On October 13, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from October 24, 2023 to November 24, 2023 (the “Monthly Extension”). The Monthly Extension is the seventh of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended. On November 24, 2023, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $175,000 into the Company’s trust account, representing approximately $0.03 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from November 24, 2023 to December 24, 2023 (the “Monthly Extension”). The Monthly Extension is the eighth of up to nine monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended.

On December 18, 2023, at 9:00 a.m. ET, DUET Acquisition Corp., a Delaware corporation (the “Company”), held a virtual special meeting of its stockholders pursuant to due notice (the “Special Meeting”). At the Special Meeting, the stockholders of the Company entitled to vote at the meeting (the “Stockholders”) cast their votes and approved the Trust Amendment Proposal. At the Special Meeting, the Stockholders approved a proposal to amend the Trust Agreement (the “Trust Amendment Proposal”) to allow the Company to extend on a monthly basis through January 24, 2025 the date by which (each such date, a “Deadline Date”) Continental must liquidate the Trust Account if the Company has not completed its initial business combination (the “Trust Amendment”) by depositing into the Trust Account by the 24th calendar day of each of such thirteen months unless the Company’s initial business combination (the “business combination”) has been completed earlier (each such payment and resulting extension of the Deadline Date, an “Extension”) the lesser of (i) $40,000 or (ii) $0.04 per share for each public share that is not redeemed in connection with the Special Meeting. The procedures in the Trust Amendment conform to the procedures contained in an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) and Additional Charter Amendment Proposals (as defined below) that were also approved by the Stockholders at the Special Meeting and are described under Item 5.03 below, which description is incorporated herein by reference. The Company and Continental entered into the Trust Amendment on December 18, 2023. On December 19, 2023, the Company deposited an aggregate of $40,000 (the “Extension Payment”) into the Trust Account, representing approximately $0.04 per public share remaining outstanding after the redemptions described below, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from January 24, 2024 to February 24, 2024 (the “January Extension”). The January Extension is the first of up to twelve monthly extensions permitted under the Company’s Amended and Restated Certificate of Incorporation, as amended by the Charter Amendment.

As of December 31, 2023 and 2022, there was $1,090,000 and nil outstanding under the Extension Loans, respectively.

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

The Fenix Notes are due and payable by the Sponsor upon the closing of the Proposed Business Combination between the Company and Fenix (the “Maturity Date”). The Fenix Notes are convertible into common stocks of the Company pursuant to terms that will be set forth in the Definitive Agreement. The Fenix Notes will be cancelled and the principal amount of the loans disbursed by the Sponsor to the Company (as described below in the section titled “Promissory Note”) shall be forgiven, and the balance of the principal amount of the Fenix Notes not disbursed by the Sponsor to the Company will be returned to Fenix (i) in the event that a Definitive Agreement is not signed by July 31, 2023 or such later date that may be mutually agreed between the parties), (ii) if a Definitive Agreement is entered into and then subsequently terminated by the Company, or (iii) if the PCAOB audited financial statements of Fenix have not been delivered by the date mutually agreed between the parties and stipulated in the Business Combination Agreement.

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

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor $10,000 per month for these services during the 15-month period to complete a business combination. For the year ended December 31, 2023 and 2022, the Company had paid $45,000 and $120,000 for administrative services, respectively. For the year ended December 31, 2023 and 2022, the Company had accrued $75,000 and nil for administrative services, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stocks issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stocks). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to an additional 15% of the total number of Units in the Initial Public Offering to cover over-allotments. The aforementioned option was exercised in full on January 24, 2022.

The underwriters were entitled to a cash underwriting discount of one and one-half percent (1.5%) of the gross proceeds of the Initial Public Offering, or $1,293,750. In addition, the underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $2,587,500 upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Additionally, 86,250 shares of our Class A common stock were issued to the underwriter upon the closing of Initial Public Offering.

NOTE 7. STOCKHOLDERS’ EQUITY

Class A Common Stock — Our amended and restated memorandum and articles of association authorize the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On December 31, 2023 and 2022, there were 476,250 shares of Class A Common Stock issued and outstanding, excluding 1,283,336 and 8,625,000 shares of Class A Common Stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 2,156,250 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Initial Public Offering.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

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

The Company will not be obligated to deliver any shares of Class A common stocks pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stocks issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stocks is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stocks issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stocks until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stocks is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stocks issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stocks at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

NOTE 8. INCOME TAX

The income tax provision consists of the following:

	Years Ended	Years Ended
	December 31,	December 31,
	2023	2022
Federal
Current	$153,561	$229,101
Deferred	—	—
State and Local
Current	$—	$—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$153,561	$229,101

The Company’s net deferred tax assets are as follows:

	Years Ended	Years Ended
	December 31,	December 31,
	2023	2022
Deferred Tax Assets
Sec. 195 Start-up Costs	$275,594	$—
Acquisition Cost	264,111	—
Total Deferred Tax Assets	539,705	—
Deferred Tax Liability	—	—
Unrealized gain on Investment in Trust Account	—	—
Total Deferred Tax Assets	—	—
Less: Valuation allowance	(539,705)	—
Deferred Tax Assets, net of allowance	$—	$—

As of December 31, 2023 and 2022, the Company had zero of U.S. federal and state net operating loss carryovers available to offset future taxable income. The federal net operating losses can be carried forward indefinitely, subject to a limitation in utilization against 80% of annual taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $539,705 and nil as of December 31, 2023 and 2022.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended	Years Ended
	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	—%	—%
Return to Accrual & Prior Year True Ups	(74.38)%	—%
Transaction costs allocated to warrant issuance	—%	—%
Change in valuation allowance	143.41%	—%
Income tax provision	90.03%	21.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than what is listed below:

On February 16, 2024, the Company, caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 24, 2024 to March 24, 2024 (the “Extension”). The Extension is permitted under the Company’s governing documents. On March 19, 2024, DUET Acquisition Corp., a Delaware corporation (the “Company”), caused to be deposited $40,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 24, 2024 to April 24, 2024 (the “Extension”). The Extension is permitted under the Company’s governing documents.

Item 16. Form 10-K Summary

None.

53

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2024.

DUET ACQUISITION CORP.

By:	/s/ Dharmendra Magasvaran
Name:	Dharmendra Magasvaran
Title:	Co-Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Larry Gan Nyap Liou	Chairman of the Board of Directors	April 1, 2024
Larry Gan Nyap Liou

/s/ Yeoh Oon Lai	Co-Chief Executive Officer	April 1, 2024
Yeoh Oon Lai	(principal executive officer)

/s/ Dharmendra Magasvaran	Co-Chief Executive Officer	April 1, 2024
Dharmendra Magasvaran	(principal executive officer)

/s/ Lee Keat Hin	Chief Financial Officer	April 1, 2024
Lee Keat Hin	(principal financial and accounting officer)

54

EXHIBIT INDEX

Exhibit No.	Description
2.1	Business Combination Agreement (3)***
3.1	Amended and Restated Certificate of Incorporation dated January 19, 2022. (2)
3.2	Amendment to the Amended and Restated Certificate of Incorporation dated April 20, 2023.(5)
3.3	Amendment to the Amended and Restated Certificate of Incorporation dated December 19, 2023.(6)
3.4	By Laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.5	Description of Registered Securities.(4)
10.1	Letter Agreement, dated January 19, 2022, among the Company, its officers and directors and the Company’s sponsor, DUET Partners LLC. (2)
10.2	Promissory Note, dated October 1, 2021, issued to the Company (1)
10.3	Investment Management Trust Agreement, dated January 19, 2022 between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Amendment No. 1 to the Investment Management Trust Agreement dated April 20, 2023 by and between the Company and Continental Stock Transfer and Trust Company.(5)
10.5	Amendment No. 2 to the Investment Management Trust Agreement dated December 19, 2023 by and between the Company and Continental Stock Transfer and Trust Company.(6)
10.6	Registration Rights Agreement, dated January 19, 2022, by and among the Company and certain securityholders. (2)
10.7	Administrative Support Agreement, dated January 20, 2022, by and between the Company and DUET Partners LLC (2)
10.8	Placement Unit Purchase Agreement, dated January 19, 2022, by and between the Company and the Sponsor. (2)
10.9	Form of Indemnity Agreement. (2)
10.10	Securities Subscription Agreement, dated October 18, 2021, by and between the Registrant and DUET Partners LLC.(1)
10.11	Promissory Note, dated July 6, 2023, issued by the Company to the Sponsor.(7)
31.1	Certification of the Principal Executive Officers required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97.1	Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Furnished herewith.

***	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 3, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 24, 2022.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 30, 2023.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 24, 2023.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 20, 2023.

(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 6, 2023.

55