Form 10-Q
period 2024-03-31
DUET Acquisition Corp.
filed 2024-05-23
CIK 1890671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 16, 2024, there were 1,366,870 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”), and 2,156,250 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding (the “Class B Common Stock”).

DUET ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

DUET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current Assets
Cash	$16,661	$87,134
Total Current Assets	$16,661	$87,134

Cash and Marketable Securities held in trust account	14,448,590	13,979,449

Total Assets	$14,465,251	$14,066,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,979,726	$1,914,504
Accounts payable	161,747	168,747
Amount due to related party	-	2,009
Franchise tax payable	49,103	19,713
Income tax payable	43,987	63,662
Excise tax liability	785,497	785,497
Extension loan	1,090,000	1,090,000
Working capital loan	1,442,402	1,242,500
Total Current Liabilities	5,552,462	5,286,632

Deferred underwriter commission	2,587,500	2,587,500

Total Liabilities	8,139,962	7,874,132

Commitments and Contingencies (Note 6)

Class A common stock $0.0001 par value; 100,000,000 shares authorized; 1,283,336 shares subject to possible redemption issued and outstanding, at $10.15 per share, as of March 31, 2024 and December 31, 2023	13,025,860	13,025,860

Stockholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 476,250 shares issued and outstanding (excluding 1,283,336 shares subject to possible redemption, as of March 31, 2024 and December 31, 2023)	48	48
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding	216	216

Accumulated deficit	(6,700,835)	(6,833,673)
Total Stockholders’ Deficit	(6,700,571)	(6,833,409)
Total Liabilities and Stockholders’ Deficit	$14,465,251	$14,066,583

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUET ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

Formation and operating costs	$(283,337)	$(434,519)
Franchise tax	(32,640)	(50,000)
Loss from Operations	(315,977)	(484,519)

Other Income
Interest earned on marketable securities held in trust account	492,803	886,003
Net Income before income tax provision	176,826	401,484
Income tax provision	(43,988)	(175,561)
Net Income	$132,838	$225,923

Weighted average shares outstanding of Redeemable Common Stock	1,283,336	8,625,000
Basic and diluted net income per common stock	$0.16	$0.04
Weighted average shares outstanding of Non-redeemable Common Stock	2,632,500	2,632,500

Basic and diluted net income (loss) per common stock	$(0.09)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUET ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2023	476,250	$48	2,156,250	$216	$-	$(6,833,673)	$(6,833,409)
Net income	-	-	-	-	-	132,838	132,838
Balance – March 31, 2024	476,250	$48	2,156,250	$216	$-	$(6,700,835)	$(6,700,571)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	476,250	$48	2,156,250	$216	$-	$(2,239,115)	$(2,238,851)
Net income	-	-	-	-	-	225,923	225,923
Balance – March 31, 2023	476,250	48	2,156,250	216	-	(2,013,192)	(2,012,928)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUET ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$132,838	$225,923
Adjustments to reconcile net income to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(492,803)	(886,003)
Interest withdrawn from the Trust Account	103,662	190,207
Changes in operating assets and liabilities:
Accounts payable	(7,000)	(13,773)
Accrued expenses	65,222	252,150
Prepaid expenses	)	(23,044)
Amount due to related party	(2,009)	-
Franchise tax payable	29,390	(140,207)
Income tax payable	(19,675)	175,561
Net cash used in operating activities	(190,375)	(219,186)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	-	-
Payment to Trust Account	(80,000)	-
Net cash used in investing activities	(80,000)	-

Cash flows from financing activities:
Proceeds from working capital loan	199,902	400,000
Net cash provided by financing activities	199,902	400,000

Net change in cash	(70,473)	180,814
Cash at the beginning of the period	87,134	27,066
Cash at the end of the period	$16,661	$207,880

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A Common Stock subject to redemption	$1,229,640	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from September 20, 2021 (inception) through March 31, 2024, relates to the Company’s formation, the initial public offering described below and activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $818,211 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2024, we have available to us $16,661 of cash on our balance sheet and a working capital deficit of $5,535,801.

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

On December 19, 2023, the Company deposited two payments in an aggregate of $80,000 (the “Extension Payment”) into the Trust Account, which enables the Company to extend the period of time it has to consummate its initial business combination by two months from December 24, 2023 to February 24, 2024. On February 16, 2024, the Company caused to be deposited $40,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from February 24, 2024 to March 24, 2024. On March 19, 2024, the Company caused to be deposited $40,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 24, 2024 to April 24, 2024. On April 24, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 24, 2024 to May 24, 2024.The foregoing extensions are permitted under the Company’s governing documents.

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

Business Combination Agreement

As previously disclosed, the Company entered into a binding letter of intent with Fenix 360 Pte. Ltd., a Singapore private company limited by shares (the “Target”), on July 6, 2023, pursuant to which DUET agreed to acquire all of the outstanding equity interests of the Target. On November 28, 2023, DUET and the Target entered into a definitive Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”). DUET and the Target are sometimes referred to this Quarterly Report on Form 10-Q, individually, as a “Party” and, collectively, as the “Parties.”

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

Going Concern, Liquidity and Capital Resources

As of March 31, 2024, the Company had $16,661 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $190,478 under the Note (as defined in Note 5). Following the IPO of the Company on January 24, 2022 (as described in Note 1), a total of $193,535 under the promissory note was repaid on January 24, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2024, there was $1,442,402 outstanding under Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024 (the “Annual Report”), which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Marketable Securities Held in Trust Account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in mutual funds. At March 31, 2024 and December 31, 2023, the balance in the Trust Account was $14,448,590 and $13,979,449, respectively.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to stockholders’ deficit upon the completion of the Offering. Should the Offering have proved to be unsuccessful, these deferred costs, as well as additional expenses incurred, would have been charged to operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 30, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was 33.40% and 68.93% for the three months ended March 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 30, 2024 and 2023, due to transaction costs and the valuation allowance on the deferred tax assets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, and is therefore classified as temporary equity on the unaudited condensed balance sheets.

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

As of March 31, 2024 and December 31, 2023, the Class A Common Stock subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled in the following table:

	March 31,	December 31,
	2024	2023
Redeemable Class A Common Stock – Opening Balance	$13,025,860	$87,543,750
Less:
Redemption of Class A common stock, including interest	-	(78,549,722)
Plus:
Re-measurement of carrying value to redemption value	-	4,031,832
Redeemable Class A Common Stock - Ending Balance	$13,025,860	$13,025,860

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At March 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the three months ended March 31,
	2024	2023
Net income	$132,838	$225,923
Accretion of carrying value to redemption value	(166,834)	-
Net income including accretion of carrying value to redemption value	$(33,996)	$225,923

	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income(loss) per share:
Numerators:
Allocation of net income(loss) including carrying value to redemption value	$375,706	$(242,868)	$380,279	$(154,356)
Accretion of carrying value to redemption value	(166,834)	-	-	-
Allocation of net income	$208,872	$(242,868)	$380,279	$(154,356)
Denominators:
Weighted-average shares outstanding	1,283,336	2,632,500	8,625,000	2,632,500
Basic and diluted net income(loss) per share	$0.16	$(0.09)	$0.04	$(0.06)

Concentration of Credit Risk

Financial instruments that potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at March 31, 2024 and December 31, 2023. Cash held in trust is comprised of securities held by a financial institution, which are insured by the Securities Investor Protection Corporation (“SIPC”), comprised of $250,000 coverage for cash and $250,000 for securities. The Company had $14,198,590 and $13,729,449 of securities in excess of SIPC limits as of March 31, 2024 and December 31, 2023, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Level	March 31, 2024	December 31, 2023
Assets:
Cash and marketable securities held in trust account	1	$14,448,590	$13,979,449

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheets date. The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40. The Company has determined that the Warrants qualify for equity treatment in the Company’s unaudited condensed financial statements.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Risks and Uncertainties

Management has evaluated the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Furthermore, sustained uncertainty about, or worsening of, geopolitical tensions, including further escalation of the war between Russia and Ukraine, further escalation of the conflict between the State of Israel and Hamas, as well as further escalation of tensions between the State of Israel and various countries in the Middle East and North Africa, could result in a global economic slowdown and long-term changes to global trade. As a result, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these events on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in April 2023 and December 2023; as a result, the Company recorded $785,497 excise tax liability as of March 31, 2024 and December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

On July 6, 2023, the Company issued a promissory note (the “Promissory Note”) in the principal amount of $1,500,000 to the Sponsor. The Promissory Note was issued to provide the Company with additional working capital, and the funds provided in accordance therewith will not be deposited into the Company’s Trust Account. The Company issued the Promissory Note in consideration for a loan from the Sponsor to fund the Company’s extension costs and working capital requirements. The Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before July 23, 2023 (subject to the extension of the period in which the Company must complete its initial business combination pursuant to the Company’s governing documents, or such later liquidation date as may be approved by the Company’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Promissory Note may be converted into units of the Company (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Promissory Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units. As of March 31, 2024 and December 31, 2023, there was $1,442,402 and $1,242,500 outstanding under the Working Capital Loans, respectively.

As described in Note 1, on April 19, 2023, the Stockholders of the Company approved the Extension Amendment and the Trust Amendment to allow the Company to extend the deadline from April 24, 2023 to January 24, 2024, or such earlier date as determined by the board of directors, pursuant to nine one-month extensions, provided that (i) the Sponsor or its affiliates or permitted designees will deposit into the Trust Account the lesser of (x) $175,000 or (y) $0.055 per share for each Public Share that was not redeemed in connection with the Special Meeting for each such one-month extension, and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. As of March 31, 2024 and December 31, 2023, there was $1,090,000 outstanding under the Extension Loans, respectively.

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

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor $10,000 per month for these services during the 15-month period to complete a business combination. For the three months ended March 31, 2024 and 2023, the Company had paid $2,330 and $30,000 for administrative services, respectively. For the three months ended March 31, 2024 and 2023, the Company had accrued $30,000 and nil for administrative services, respectively.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Class A Common Stock — Our amended and restated memorandum and articles of association authorize the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock is entitled to one vote for each share. On March 31, 2024 and December 31, 2023, there were 476,250 shares of Class A Common Stock issued and outstanding, excluding 1,283,336 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 2,156,250 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Initial Public Offering.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

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

On April 24, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 24, 2024 to May 24, 2024. The Extension is permitted under the Company’s governing documents.

On May 6, 2024, as previously disclosed, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, for the last 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Market Value Standard”). The Staff also noted that the Company does not meet the requirements under Nasdaq Listing Rule 5450(b)(3)(A) (the “Total Assets/Total Revenue Standard”). An indicator will be displayed with quotation information related to the Company’s securities on NASDAQ.com and NASDAQTrader.com and may be displayed by other third-party providers of market data information, however, the Notice does not impact the listing of the Company’s securities on The Nasdaq Global Market at this time.

The Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C) (the “Compliance Period Rule”), the Company has a period of 180 calendar days from the date of the Notice, or until November 5, 2024 (the “Compliance Date”), to regain compliance with the Market Value Standard. During this period, the Company’s securities will continue to trade on The Nasdaq Global Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $50 million for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it has regained compliance with the Market Value Standard and will close the matter.

If the Company does not regain compliance with the Market Value Standard by the Compliance Date, the Staff will provide a written notification to the Company that its securities are subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Hearings Panel (the “Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to the Panel, such appeal would be successful.

The Company intends to monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard. Additionally, the Company may consider applying to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

On May 7, 2024, DUET Acquisition Corp., a Delaware corporation (the “Company”) caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 24, 2024 to June 24, 2024 (the “May Extension”). The May Extension is permitted under the Company’s governing documents.

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

On December 19, 2023, the Company deposited two payments in an aggregate of $80,000 (the “Extension Payment”) into the Trust Account, which enables the Company to extend the period of time it has to consummate its initial business combination by two months from December 24, 2023 to February 24, 2024. On February 16, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 24, 2024 to March 24, 2024. On March 19, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 24, 2024 to April 24, 2024. On April 24, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 24, 2024 to May 24, 2024. The foregoing extensions are permitted under the Company’s governing documents. On May 7, 2024, DUET Acquisition Corp., a Delaware corporation (the “Company”) caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 24, 2024 to June 24, 2024 (the “May Extension”). The May Extension is permitted under the Company’s governing documents.

Business Combination Agreement

As previously disclosed, the Company entered into a binding letter of intent with Fenix 360 Pte. Ltd., a Singapore private company limited by shares (the “Target”), on July 6, 2023, pursuant to which DUET agreed to acquire all of the outstanding equity interests of the Target. On November 28, 2023, DUET and the Target entered into a definitive Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”). DUET and the Target are sometimes referred to this Quarterly Report on Form 10-Q, individually, as a “Party” and, collectively, as the “Parties.”

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

NASDAQ Notice

On May 6, 2024, as previously disclosed, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, for the last 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “Market Value Standard”). The Staff also noted that the Company does not meet the requirements under Nasdaq Listing Rule 5450(b)(3)(A) (the “Total Assets/Total Revenue Standard”). An indicator will be displayed with quotation information related to the Company’s securities on NASDAQ.com and NASDAQTrader.com and may be displayed by other third-party providers of market data information, however, the Notice does not impact the listing of the Company’s securities on The Nasdaq Global Market at this time.

The Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C) (the “Compliance Period Rule”), the Company has a period of 180 calendar days from the date of the Notice, or until November 5, 2024 (the “Compliance Date”), to regain compliance with the Market Value Standard. During this period, the Company’s securities will continue to trade on The Nasdaq Global Market. If at any time before the Compliance Date the Company’s MVLS closes at or above $50 million for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it has regained compliance with the Market Value Standard and will close the matter.

If the Company does not regain compliance with the Market Value Standard by the Compliance Date, the Staff will provide a written notification to the Company that its securities are subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Hearings Panel (the “Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Staff to the Panel, such appeal would be successful.

The Company intends to monitor its MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options to resolve the deficiency under the Market Value Standard and regain compliance with the Market Value Standard. Additionally, the Company may consider applying to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target company for a business combination, and activities related to the Merger Agreement and the Termination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2024, we had a net income of $132,838, which consisted of formation and operating costs of $283,337, franchise tax cost of $32,640, income tax provision of $43,988 and interest earned on investments held of $492,803.

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

For the three months ended March 31, 2024, cash used in operating activities was $190,375. For the three months ended March 31, 2023, cash used in operating activities was $219,186.

As of March 31, 2024 and December 31, 2023, we had investments of $14,448,590 and $13,979,449 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. For the three months ended March 31, 2024 and 2023, we withdrew nil, respectively, from interest earned on the Trust Account to pay income tax and franchise tax. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024 and December 31, 2023, we had cash of $16,661 and $87,134 held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

We currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. The accompanying unaudited condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the business combination, however this cannot be guaranteed.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2024, there were no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC on January 24, 2022 and our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering or our Annual Report on Form 10-K for the year ended December 31, 2023.

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

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Business Combination Agreement (3)***
3.1	Amended and Restated Certificate of Incorporation dated January 19, 2022. (2)
3.2	Amendment to the Amended and Restated Certificate of Incorporation dated April 20, 2023.(4)
3.3	Amendment to the Amended and Restated Certificate of Incorporation dated December 19, 2023.(5)
3.4	By Laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
10.1	Letter Agreement, dated January 19, 2022, among the Company, its officers and directors and the Company’s sponsor, DUET Partners LLC. (2)
10.2	Promissory Note, dated October 1, 2021, issued to the Company (1)
10.3	Investment Management Trust Agreement, dated January 19, 2022 between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Amendment No. 1 to the Investment Management Trust Agreement dated April 20, 2023 by and between the Company and Continental Stock Transfer and Trust Company.(4)
10.5	Amendment No. 2 to the Investment Management Trust Agreement dated December 19, 2023 by and between the Company and Continental Stock Transfer and Trust Company.(5)
10.6	Registration Rights Agreement, dated January 19, 2022, by and among the Company and certain securityholders. (2)
10.7	Administrative Support Agreement, dated January 20, 2022, by and between the Company and DUET Partners LLC (2)
10.8	Placement Unit Purchase Agreement, dated January 19, 2022, by and between the Company and the Sponsor. (2)
10.9	Form of Indemnity Agreement. (2)
10.10	Securities Subscription Agreement, dated October 18, 2021, by and between the Registrant and DUET Partners LLC.(1)
10.11	Promissory Note, dated July 6, 2023, issued by the Company to the Sponsor.(6)
31.1	Certification of the Principal Executive Officers required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97.1	Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Furnished herewith.

***	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 3, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 24, 2022.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 30, 2023.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 24, 2023.

(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 20, 2023.

(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 6, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DUET ACQUISITION CORP.

Date: May 23, 2024	By:	/s/ Dharmendra Magasvaran
Dharmendra Magasvaran
Co-Chief Executive Officer

Date: May 23, 2024	By:	/s/ Lee Keat Hin
Lee Keat Hin
Chief Financial Officer

