Form 10-Q/A
period 2024-03-31
DUET Acquisition Corp.
filed 2024-06-04
CIK 1890671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of May 16, 2024, there were 1,759,586 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”), and 2,156,250 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding (the “Class B Common Stock”).

EXPLANATORY NOTE

DUET Acquisition Corp. (the “Company”) filed its Quarterly Report on Form 10-Q for the three months ended March 31, 2024, with the Securities and Exchange Commission (“SEC”) on May 23, 2024 (the “Original Form 10-Q”). This Amendment No. 1 (the “Amendment”) is being filed solely to correct scrivener’s errors, some of which are material. First, corrections have been made with respect to the Table of Contents. Additionally, the Company is correcting scrivener’s errors on the Unaudited Condensed Balance Sheet for the three months ended March 31, 2024, where the Company corrected the Company’s shares subject to possible redemption issued and outstanding from 13,025,860 to 14,255,500. The Accumulated deficit was also changed from (6,700,835) to (7,930,475) and the Total Stockholders’ Deficit was changed from (6,700,571) to (7,930,211). The Company corrected the Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2024 and 2023 by adding in “Remeasurement of Class A common stock subject to possible redemption” and included in the Accumulated Deficit and Total Stockholders’ Deficit therein (1,229,640). The Company also corrected in the same table the Balance March 31, 2024 for the Accumulated Deficit from (6,700,835) to (7,930,475), and for the Total Stockholders’ Deficit from (6,700,571) to (7,930,211). The Company also corrected several scrivener’s errors with regard to its discussion of the Extension, as well as its discussion in “Class A Common Stock Subject to Possible Redemption.”

Except as described above, this Amendment does not amend, modify, or otherwise update any other information in the Original Form 10-Q and does not reflect events occurring after the date of the filing of the Original Form 10-Q. This Amendment continues to describe the conditions as of the date of the Original Form 10-Q, and accordingly, this Amendment should be read in conjunction with the Original Form 10-Q.

DUET ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		1

Item 1.	Unaudited Condensed Financial Statements:	1
	Condensed Balance Sheets as of March 31, 2024 (Unaudited) and as of December 31, 2023	1
	Condensed Statements of Operations for the three months ended March 31, 2024 (Unaudited) and for the three months ended March 31, 2023 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2024 (Unaudited) and for the three months ended March 31, 2023 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2024 (Unaudited) and for the three months ended March 31, 2023 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION:		33

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

DUET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current Assets
Cash	$16,661	$87,134
Total Current Assets	$16,661	$87,134

Cash and Marketable Securities held in trust account	14,448,590	13,979,449

Total Assets	$14,465,251	$14,066,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,979,726	$1,914,504
Accounts payable	161,747	168,747
Amount due to related party	-	2,009
Franchise tax payable	49,103	19,713
Income tax payable	43,987	63,662
Excise tax liability	785,497	785,497
Extension loan	1,090,000	1,090,000
Working capital loan	1,442,402	1,242,500
Total Current Liabilities	5,552,462	5,286,632

Deferred underwriter commission	2,587,500	2,587,500

Total Liabilities	8,139,962	7,874,132

Commitments and Contingencies (Note 6)

Class A common stock $0.0001 par value; 100,000,000 shares authorized; 1,283,336 shares subject to possible redemption issued and outstanding, at $11.11 and $10.15 per share, as of March 31, 2024 and December 31, 2023	14,255,500	13,025,860

Stockholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 476,250 shares issued and outstanding (excluding 1,283,336 shares subject to possible redemption, as of March 31, 2024 and December 31, 2023)	48	48
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding	216	216

Accumulated deficit	(7,930,475)	(6,833,673)
Total Stockholders’ Deficit	(7,930,211)	(6,833,409)
Total Liabilities and Stockholders’ Deficit	$14,465,251	$14,066,583

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

DUET ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2023	476,250	$48	2,156,250	$216	$-	$(6,833,673)	$(6,833,409)
Net income	-	-	-	-	-	132,838	132,838
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(1,229,640)	(1,229,640)
Balance – March 31, 2024	476,250	$48	2,156,250	$216	$-	$(7,930,475)	$(7,930,211)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	476,250	$48	2,156,250	$216	$-	$(2,239,115)	$(2,238,851)
Net income	-	-	-	-	-	225,923	225,923
Balance – March 31, 2023	476,250	48	2,156,250	216	-	(2,013,192)	(2,012,928)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUET ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$132,838	$225,923
Adjustments to reconcile net income to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(492,803)	(886,003)
Interest withdrawn from the Trust Account	103,662	190,207
Changes in operating assets and liabilities:
Accounts payable	(7,000)	(13,773)
Accrued expenses	65,222	252,150
Prepaid expenses		(23,044)
Amount due to related party	(2,009)	-
Franchise tax payable	29,390	(140,207)
Income tax payable	(19,675)	175,561
Net cash used in operating activities	(190,375)	(219,186)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	-	-
Payments to Trust Account	(80,000)	-
Net cash used in investing activities	(80,000)	-

Cash flows from financing activities:
Proceeds from working capital loan	199,902	400,000
Net cash provided by financing activities	199,902	400,000

Net change in cash	(70,473)	180,814
Cash at the beginning of the period	87,134	27,066
Cash at the end of the period	$16,661	$207,880

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A Common Stock subject to redemption	$1,229,640	$-

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of March 31, 2024 and December 31, 2023, the Class A Common Stock subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled in the following table:

	March 31,	December 31,
	2024	2023
Redeemable Class A Common Stock – Opening Balance	$13,025,860	$87,543,750
Less:
Redemption of Class A common stock, including interest	-	(78,549,722)
Plus:
Re-measurement of carrying value to redemption value	1,229,640	4,031,832
Redeemable Class A Common Stock - Ending Balance	$14,255,500	$13,025,860

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

As described in Note 1, on December 18, 2023, the Company approved the Extension Amendment and the Trust Amendment to allow the Company to extend the deadline from January 24, 2024 to January 24, 2025, or such earlier date as determined by the board of directors, pursuant to twelve one-month extensions, which we refer to as the “Extension,” and such later date, the “Extended Date,” provided that (i) the Sponsor, or its affiliates or permitted designees will deposit into the Trust Account the lesser of (x) $40,000 or (y) $0.04 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension commencing December 24, 2023 until January 24, 2025 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination and (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. As of March 31, 2024 and December 31, 2023, there was $1,090,000 outstanding under the Extension Loans.

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

DUET ACQUISITION CORP.

Date: June 4, 2024	By:	/s/ Dharmendra Magasvaran
Dharmendra Magasvaran
Co-Chief Executive Officer

Date: June 4, 2024	By:	/s/ Lee Keat Hin
Lee Keat Hin
Chief Financial Officer

