Form 10-Q
period 2024-06-30
DUET Acquisition Corp.
filed 2024-09-05
CIK 1890671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30,  2024, there were 1,759,586 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”), and 2,156,250 shares of the Company’s Class B Common Stock, $0.0001 par value per share, issued and outstanding (the “Class B Common Stock”).

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023 (audited)
ASSETS
Current Assets
Cash	$3,055	$87,134
Prepaid expense	500	-
Total Current Assets	$3,555	$87,134

Cash and Marketable Securities held in trust account	14,588,710	13,979,449

Total Assets	$14,592,265	$14,066,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,010,264	$1,914,504
Account payable	161,747	168,747
Amount due to related party	-	2,009
Franchise tax payable	16,463	19,713
Income tax payable	28,966	63,662
Excise tax liability	785,497	785,497
Extension loan	1,370,000	1,090,000
Working capital loan	1,303,842	1,242,500
Total Current Liabilities	5,676,779	5,286,632

Deferred underwriter commission	2,587,500	2,587,500

Total Liabilities	8,264,279	7,874,132

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption; 1,283,336 shares (at $11.25 and $10.15 per share)	14,443,281	13,025,860

Stockholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 476,250 shares issued and outstanding (excluding 1,283,336 shares subject to possible redemption, respectively)	48	48
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	-	-
Accumulated deficit	(8,115,559)	(6,833,673)
Total Stockholders’ Deficit	(8,115,295)	(6,833,409)
Total Liabilities and Stockholders’ Deficit	$14,592,265	$14,066,583

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUET ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Formation and operating costs	$(65,085)	$(1,017,814)	$(348,422)	$(1,452,332)
Franchise tax	(32,640)	(50,000)	(65,280)	(100,000)
Loss from Operations	(97,725)	(1,067,814)	(413,702)	(1,552,332)

Other Income
Interest earned on marketable securities held in trust account	190,400	850,973	683,202	1,736,977
Net Income (Loss) before income tax provision	92,675	(216,841)	269,500	184,644
Income tax provision	(89,978)	(168,204)	(133,966)	(343,765)
Net Income (Loss)	$2,697	$(385,045)	$135,534	$(159,121)

Weighted average shares outstanding of Class A common stock	1,283,336	5,760,211	1,283,336	7,192,606
Basic and diluted net income (loss) per common stock	$(0.02)	$0.00	$0.27	$0.05
Weighted average shares outstanding of Class B common stock	2,632,500	2,632,500	2,632,500	2,632,500
Basic and diluted net loss per common stock	$(0.05)	$(0.15)	$(0.14)	$(0.19)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUET ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2023 (audited)	476,250	48	2,156,250	$216	$-	$(6,833,673)	$(6,833,409)
Net income	-	-	-	-	-	132,838	132,838
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(1,229,640)	(1,229,640)
Balance – March 31, 2024 (unaudited)	476,250	48	2,156,250	216	-	(7,930,475)	(7,930,211)
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(187,781)	(187,781)
Net income	-	-	-	-	-	2,697	2,697
Balance – June 30, 2024 (unaudited)	476,250	$48	2,156,250	$216	-	$(8,115,559)	$(8,115,295)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022 (audited)	476,250	48	2,156,250	$216	$-	$(2,239,115)	$(2,238,851)
Net income	-	-	-	-	-	225,923	225,923
Balance – March 31, 2023 (unaudited)	476,250	48	2,156,250	216	-	(2,013,192)	(2,012,928)
Remeasurement of Class A Common Stock Subject to Redemption	-	-	-	-	-	(820,319)	(820,319)
Net loss	-	-	-	-	-	(385,045)	(385,045)
Balance – June 30, 2023 (unaudited)	476,250	$48	2,156,250	$216	$-	$(3,218,556)	$(3,218,292)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUET ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$135,534	$(159,121)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(683,202)	(1,736,977)
Interest withdrawn from the Trust Account	273,942	620,245
Changes in operating assets and liabilities:
Prepaid expense	(500)	-
Accounts payable	(7,000)	(13,773)
Accrued expenses	95,760	1,041,184
Amount due to related parties	(2,009)	-
Franchise tax payable	(3,250)	(180,493)
Income tax payable	(34,696)	58,765
Net cash used in operating activities	(225,421)	(370,170)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	-	36,347,008
Investment of cash in Trust Account	(200,000)	(525,000)
Net cash provided by (used in ) investing activities	(200,000)	35,822,008

Cash flows from financing activities:
Proceeds from working capital loan	231,342	932,500
Proceeds from Extension Loan	120,000	-
Redemption of Class A common stock	-	(36,347,008)
Repayment of working capital loan	(10,000)	-
Net cash provided by (used in) financing activities	341,342	(35,414,508)

Net change in cash	(84,079)	37,330
Cash at the beginning of the period	87,134	27,066
Cash at the end of the period	$3,055	$64,396

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption	$(1,417,421)	$820,319

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from September 20, 2021 (inception) through June 30, 2024, relates to the Company’s formation, the initial public offering and preparation for a business combination described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the exercise of the overallotment option, the Company consummated the Private Placement of an additional 33,750 Private Placement Units to DUET Partners LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $337,500.

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

Transaction costs of the Initial Public Offering with the exercise of the overallotment option amounted to $4,374,016 consisting of $1,293,750 of cash underwriting fees, $2,587,500 of deferred underwriting fees and $492,766 of other costs.

Following the closing of the Initial Public Offering $818,211 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2024, we have available to us $3,055 of cash on our condensed balance sheet and a working capital deficit of $5,673,224.

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

On December 19, 2023, the Company deposited two payments in an aggregate of $80,000 (the “Extension Payment”) into the Trust Account, which enables the Company to extend the period of time it has to consummate its initial business combination by two months from December 24, 2023 to February 24, 2024. On February 16, 2024, the Company caused to be deposited $40,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from February 24, 2024 to March 24, 2024. On March 19, 2024, the Company caused to be deposited $40,000 into the Company’s Trust Account, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 24, 2024 to April 24, 2024. On April 24, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 24, 2024 to May 24, 2024.The foregoing extensions are permitted under the Company’s governing documents. On May 24, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 24, 2024 to June 24, 2024.The foregoing extensions are permitted under the Company’s governing documents. On June 24, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 24, 2024 to July 24, 2024. On July 23, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 24, 2024, to August 24, 2024. On August 22, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 24, 2024 to September 24, 2024. The foregoing extensions are permitted under the Company’s governing documents.

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

Going Concern, Liquidity and Capital Resources

As of June 30, 2024, the Company had $3,055 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $190,478 under the Note (as defined in Note 5). Following the IPO of the Company on January 24, 2022 (as described in Note 1), a total of $193,535 under the promissory note was repaid on January 24, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2024, there was $1,303,842 outstanding under any Working Capital Loan.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024 (the “Annual Report”), which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

Marketable Securities Held in Trust Account

At June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in mutual funds. At June 30, 2024 and December 31, 2023, the balance in the Trust Account was $14,588,710 and $13,979,449, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was 97.09% and 77.57% for the three months ended June 30, 2024 and 2023, respectively. Our effective tax rate was 49.71% and 186.18% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, due to transaction costs and the valuation allowance on the deferred tax assets.

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

As of June 30, 2024 and December 31,2023, the Class A Common Stock reflected on the condensed balance sheets are reconciled in the following table:

	June 30,	December 31,
	2024	2023
Redeemable Class A Common Stock – Opening Balance	$13,025,860	$87,543,750
Less:
Redemption of Class A common stock, including interest	-	(78,549,722)
Plus:
Re-measurement of carrying value to redemption value	1,417,421	4,031,832
Redeemable Class A Common Stock - Ending Balance	$14,443,281	$13,025,860

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At June 30, 2024 and June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$2,697	$(385,045)	$135,534	$(159,121)
Accretion of carrying value to redemption value	(154,000)	-	(154,000)	-
Net income (loss) including accretion of carrying value to redemption value	$(151,303)	$(385,045)	$(18,466)	$(159,121)

	For three months ended June 30,
	2024		2023
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income(loss) per share:
Numerators:
Allocation of net income(loss) including carrying value to redemption value	$128,884	$(126,187)	$2,651	$(387,696)
Accretion of carrying value to redemption value	(154,000)	-	-	-
Allocation of net income	$(25,116)	$(126,187)	$2,651	$(387,696)
Denominators:
Weighted-average shares outstanding	1,283,336	2,632,500	5,760,211	2,632,500
Basic and diluted net income(loss) per share	$(0.02)	$(0.05)	$0.00	$(0.15)

	For six months ended June 30,
	2024		2023
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income(loss) per share:
Numerators:
Allocation of net income(loss) including carrying value to redemption value	$503,715	$(368,181)	$348,912	$(508,033)
Accretion of carrying value to redemption value	(154,000)	-	-	-
Allocation of net income	$349,715	$(368,181)	$348,912	$(508,033)
Denominators:
Weighted-average shares outstanding	1,283,336	2,632,500	7,192,606	2,632,500
Basic and diluted net income(loss) per share	$0.27	$(0.14)	$0.05	$(0.19)

Concentration of Credit Risk

Financial instruments that potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at June 30, 2024 and December 31, 2023. Cash held in trust is comprised of securities held by a financial institution, which are insured by the Securities Investor Protection Corporation (“SIPC”), comprised of $250,000 coverage for cash and $250,000 for securities. The Company had approximately $14,338,710 and $13,729,449 of securities in excess of SIPC limits as of June 30, 2024 and December 31, 2023, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Level	June 30, 2024	December 31, 2023
Assets:
Cash and marketable securities held in trust account	1	$14,588,710	$13,979,449

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

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statement.

Risks and Uncertainties

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in April 2023 and December 2023; as a result, the Company recorded $785,497 excise tax liability as of June 30, 2024 and December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

On July 6, 2023, the Company issued a promissory note (the “Promissory Note”) in the principal amount of $1,500,000 to the Sponsor. The Promissory Note was issued to provide the Company with additional working capital, and the funds provided in accordance therewith will not be deposited into the Company’s Trust Account. The Company issued the Promissory Note in consideration for a loan from the Sponsor to fund the Company’s extension costs and working capital requirements. The Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s initial business combination is consummated and (ii) the liquidation of the Company on or before July 23, 2023 (subject to the extension of the period in which the Company must complete its initial business combination pursuant to the Company’s governing documents, or such later liquidation date as may be approved by the Company’s stockholders). At the election of the Sponsor, the unpaid principal amount of the Promissory Note may be converted into units of the Company (the “Conversion Units”) and the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Promissory Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Conversion Units. As of June 30, 2024 and December 31, 2023, there was $1,303,842 and $1,242,500 outstanding under the Working Capital Loans, respectively.

As described in Note 1, on December 18, 2023, the Company approved the Extension Amendment and the Trust Amendment to allow the Company to extend the deadline from January 24, 2024 to January 24, 2025 or such earlier date as determined by the board of directors, pursuant to twelve one-month extensions, which we refer to as the “Extension,” and such later date, the “Extended Date,” provided that (i) the Sponsor, or its affiliates or permitted designees will deposit into the Trust Account the lesser of (x) $40,000 or (y) $0.04 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension commencing December 24, 2023 until January 24, 2025 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (ii) the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with. As of June 30, 2024 and December 31, 2023, there was $1,370,000 and $1,090,000 outstanding under the Extension Loans, respectively.

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

Administrative Services Arrangement

The Company’s Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor $10,000 per month for these services during the 15-month period to complete a business combination. For the three months ended June 30, 2024 and 2023, the Company had paid nil and $30,000 for administrative services, respectively. For the three months ended June 30, 2024 and 2023, the Company had accrued $30,000 and nil for administrative services, respectively. For the six months ended June 30, 2024 and 2023, the Company had paid $2,330 and $60,000 for administrative services, respectively. For the six months ended June 30, 2024 and 2023, the Company had accrued $60,000 and nil for administrative services, respectively.

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

Additionally, 86,250 shares of our Class A common stock were issued to the underwriter upon the closing of the Initial Public Offering.

NOTE 7. STOCKHOLDERS’ DEFICIT

Class A Common Stock — Our amended and restated memorandum and articles of association authorize the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock is entitled to one vote for each share. On June 30, 2024 and December 31, 2023, there were 476,250 shares of Class A Common Stock issued and outstanding, excluding 1,283,336 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 2,156,250 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Initial Public Offering.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

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

On August 1, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on the Nasdaq Global Market. An indicator will be displayed with quotation information related to the Company’s securities on NASDAQ.com and NASDAQTrader.com and may be displayed by other third-party providers of market data information, however, the Notice does not impact the listing of the Company’s securities on the Nasdaq Global Market at this time.

The Notice states that the Company has 45 calendar days, or September 15, 2024, to submit a plan (the “Company’s Plan”) to regain compliance with the Minimum Public Holders Rule. If the Company is unable to regain compliance by that date, the Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts Company’s Plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s Plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. However, there can be no assurance that such an appeal would be successful. The Company, by filing this Form 10-Q, discloses its receipt of the Notice in accordance with Nasdaq Listing Rule 5810(b).

The Company intends to monitor its total holders between now and September 15, 2024, and may, if appropriate, evaluate available options to resolve the deficiency under the Minimum Public Holders Rule and regain compliance with the Minimum Public Holders Rule. Additionally, the Company may consider applying to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to DUET Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

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

On December 19, 2023, the Company deposited two payments in an aggregate of $80,000 (the “Extension Payment”) into the Trust Account, which enables the Company to extend the period of time it has to consummate its initial business combination by two months from December 24, 2023 to February 24, 2024. On February 16, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 24, 2024 to March 24, 2024. On March 19, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 24, 2024 to April 24, 2024. On April 24, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 24, 2024 to May 24, 2024. The foregoing extensions are permitted under the Company’s governing documents. On May 7, 2024, DUET Acquisition Corp., a Delaware corporation (the “Company”) caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 24, 2024 to June 24, 2024. The foregoing extensions are permitted under the Company’s governing documents. On June 24, 2024, DUET Acquisition Corp., a Delaware corporation (the “Company”) caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 24, 2024 to July 24, 2024. On July 23, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 24, 2024, to August 24, 2024. On August 22, 2024, the Company caused to be deposited $40,000 into the Company’s trust account, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 24, 2024 to September 24, 2024. The foregoing extensions are permitted under the Company’s governing documents.

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

On August 1, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on the Nasdaq Global Market. An indicator will be displayed with quotation information related to the Company’s securities on NASDAQ.com and NASDAQTrader.com and may be displayed by other third-party providers of market data information, however, the Notice does not impact the listing of the Company’s securities on the Nasdaq Global Market at this time.

The Notice states that the Company has 45 calendar days, or September 15, 2024, to submit a plan (the “Company’s Plan”) to regain compliance with the Minimum Public Holders Rule. If the Company is unable to regain compliance by that date, the Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts Company’s Plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s Plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. However, there can be no assurance that such an appeal would be successful. The Company, by filing this Form 10-Q, discloses its receipt of the Notice in accordance with Nasdaq Listing Rule 5810(b).

The Company intends to monitor its total holders between now and September 15, 2024, and may, if appropriate, evaluate available options to resolve the deficiency under the Minimum Public Holders Rule and regain compliance with the Minimum Public Holders Rule. Additionally, the Company may consider applying to transfer the listing of its securities to the Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target company for a business combination, and activities related to the Merger Agreement and the Termination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three-month period ended June 30, 2024, we had a net income of $2,697, which consisted of formation and operating costs of $65,085, franchise tax cost of $32,640, income tax provision of $89,978 and interest earned on investments held of $190,400.

For the six-month period ended June 30, 2024, we had a net income of $135,534, which consisted of formation and operating costs of $348,422, franchise tax cost of $65,280, income tax provision of $133,966 and interest earned on investments held of $683,202.

For the three-month period ended June 30, 2023, we had a net loss of $385,045, which consisted of formation and operating costs of $1,017,814, franchise tax cost of $50,000, income tax provision of $168,204 and interest earned on investments held of $850,973.

For the six-month period ended June 30, 2023, we had a net loss of $159,121, which consisted of formation and operating costs of $1,452,332, franchise tax cost of $100,000, income tax provision of $343,765 and interest earned on investments held of $1,736,976.

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

For the six months ended June 30, 2024, cash used in operating activities was $225,421. For the six months ended June 30, 2023, cash used in operating activities was $370,170.

As of June 30, 2024 and December 31, 2023, we had investments of around $14,588,710 and $13,979,449 held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. For the six months ended June 30, 2024 and 2023, we withdrew $273,942 and nil, respectively, from interest earned on the Trust Account to pay income tax and franchise tax. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024 and December 31, 2023, we had cash of $3,055 and $87,134 held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Critical Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”) in the U.S. Preparing financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Following is a discussion of the estimates and assumptions used in setting accounting policies that we consider critical in the presentation of our unaudited condensed financial statements. Many estimates and assumptions involved in the application of GAAP may have a material impact on our financial condition or operating performance, or on the comparability of such information to amounts reported for other periods, because of the subjectivity and judgment required to account for highly uncertain items or the susceptibility of such items to change. These estimates and assumptions affect the reported amounts covered by this report. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied or different amounts would have been recorded, thus resulting in a materially different presentation of the financial statements or materially different amounts being reported in the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2024, there was no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

DUET ACQUISITION CORP.

Date: September 4, 2024	By:	/s/ Dharmendra Magasvaran
Dharmendra Magasvaran
Co-Chief Executive Officer

Date: September 4, 2024	By:	/s/ Lee Keat Hin
Lee Keat Hin
Chief Financial Officer

